Form 10-Q
period 1995-03-31
FIRST WESTERN BANCORP INC
filed 1995-05-10
CIK 740876

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q


( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1995

                                       OR

(   )  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from ______to______


                          Commission File No. 0-13882


                          FIRST WESTERN BANCORP, INC.
                          ---------------------------
             (Exact name of Registrant as specified in its charter)



   Commonwealth of Pennsylvania                      25-1461570
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)


         101 East Washington Street, New Castle, Pennsylvania  16101
         (Address of principal executive offices)          (Zip Code)


                                (412)  652-8550
              (Registrant's telephone number, including area code)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES    X     NO
                                 -----       -----


The number of shares outstanding of the Registrant's common stock as of May 5, 1995 was:

          Common Stock, $5.00 par value - 5,182,239 shares outstanding

                          FIRST WESTERN BANCORP, INC.

                                     INDEX

                                                                         Page
                                                                        Number
                                                                        ------

Part I.  Financial Information:
        Item 1.  Financial Statements:
                  Independent Accountants' Report.........................  3

                  Consolidated Balance Sheets:
                   March 31, 1995, December 31, 1994 and
                   March 31, 1994.........................................  4

                  Consolidated Statements of Income:
                   Three months ended March 31, 1995
                   and three months ended March 31, 1994 .................  5

                  Consolidated Statements of Changes
                   in Shareholders' Equity:
                   Three months ended March 31, 1995
                   and three months ended March 31, 1994..................  6

                  Consolidated Statements of Cash Flows:
                   Three months ended March 31, 1995
                   and three months ended March 31, 1994..................  7

                  Notes to Consolidated Financial Statements..............  9

        Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations........... 10


Part II.  Other Information:

         Item 1. - Item 6. ............................................... 22

         Signature........................................................ 23

DELOITTE &
TOUCHE LLP
- ----------

             ------------------------------------------------------------------
             2500 One PPG Place                      Telephone:  (412) 338-7200
             Pittsburgh, Pennsylvania 15222-5401     Facsimile:  (412) 338-7380


INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of First Western Bancorp, Inc.


We have reviewed the accompanying consolidated balance sheets of First Western Bancorp, Inc. and subsidiaries as of March 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the three-month periods then ended. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of First Western Bancorp, Inc. and subsidiaries as of December 31, 1994, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 27, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ DELOITTE & TOUCHE LLP

April 17, 1995

- ---------------
DELOITTE TOUCHE
TOHMATSU
INTERNATIONAL
- ---------------

Part I. Item 1. Financial Information

              FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                               (Unaudited)

                                                                                  March 31,       December 31,       March 31,
                                                                                    1995              1994             1994
                                                                                  ----------        ----------       ----------
ASSETS:
- -------
Cash and due from banks                                                           $   49,742        $   42,903       $   36,842
                                                                                  ----------        ----------       ----------
Interest-bearing deposits with other banks                                               887               872              475
                                                                                  ----------        ----------       ----------
Securities available for sale
    (amortized cost of $162,747, $71,041 and $122,661)                               162,508            67,670          123,634
                                                                                  ----------        ----------       ----------
Investment securities (market value of $128,607, $128,712 and $127,753)              131,215           134,356          129,168
                                                                                  ----------        ----------       ----------
Mortgage-backed securities (market value of $190,943, $188,258
    and $196,231)                                                                    197,909           202,041          199,994
                                                                                  ----------        ----------       ----------
Loans (net of unearned income of $37,345, $34,920 and $29,975)                     1,016,824           978,562          861,100
Less: Allowance for possible loan losses                                              13,223            12,943           11,482
                                                                                  ----------        ----------       ----------
    Net loans                                                                      1,003,601           965,619          849,618
                                                                                  ----------        ----------       ----------
Premises and equipment                                                                19,006            17,900           18,056
                                                                                  ----------        ----------       ----------
Other assets                                                                          25,479            23,212           26,303
                                                                                  ----------        ----------       ----------
            Total Assets                                                          $1,590,347        $1,454,573       $1,384,090
                                                                                  ==========        ==========       ==========
LIABILITIES:
- ------------
Deposits:
    Noninterest-bearing demand                                                    $   96,440        $   97,242       $   95,071
    Interest-bearing demand                                                          109,471           101,659          105,051
    Savings                                                                          305,481           281,953          280,818
    Time                                                                             669,448           548,555          494,509
                                                                                  ----------        ----------       ----------
        Total deposits                                                             1,180,840         1,029,409          975,449
                                                                                  ----------        ----------       ----------

Borrowed funds:
    Federal funds purchased and other short-term borrowings                           14,472            34,847           17,850
    Repurchase agreements and secured lines of credit                                117,399           128,461          130,072
    Advances from the Federal Home Loan Bank                                         138,121           128,121          120,950
                                                                                  ----------        ----------       ----------
        Total borrowed funds                                                         269,992           291,429          268,872
                                                                                  ----------        ----------       ----------

Long-term debt                                                                         9,778            10,318           11,246
                                                                                  ----------        ----------       ----------
Other liabilities                                                                     18,981            17,338           27,672
                                                                                  ----------        ----------       ----------
            Total Liabilities                                                      1,479,591         1,348,494        1,283,239
                                                                                  ----------        ----------       ----------

SHAREHOLDERS' EQUITY:
- ---------------------
Preferred stock, no stated value, 4,000,000
    shares authorized, none issued                                                         -                 -                -
Common stock, $5.00 par value, 20,000,000
    shares authorized, 5,182,239,  5,180,172  and 5,166,832 shares
    issued and outstanding                                                            25,911            25,901           25,834
Additional paid-in capital                                                            34,442            34,431           34,431
Retained earnings                                                                     50,581            47,961           40,062
Unrealized (depreciation) appreciation in securities available for sale                 (155)           (2,191)             633
Unallocated common stock held by ESOP (at cost)                                          (23)              (23)            (109)
                                                                                  ----------        ----------       ----------
            Total Shareholders' Equity                                               110,756           106,079          100,851
                                                                                  ----------        ----------       ----------
            Total Liabilities and Shareholders' Equity                            $1,590,347        $1,454,573       $1,384,090
                                                                                  ==========        ==========       ==========

                See Notes to Consolidated Financial Statements.

Part I. Item 1. Financial Information

                  FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                      For the Three Months Ended
                                                                      --------------------------
                                                                        March 31,      March 31,
                                                                          1995           1994
                                                                        -------        -------
INTEREST INCOME:
- ----------------
Interest and fees on loans                                              $21,225        $17,275
Interest on deposits with other banks                                        11              4
Interest on securities available for sale                                 1,659          2,772
Interest and dividends on investment securities:
     Taxable interest                                                       813            475
     Tax-exempt interest                                                  1,010            966
Interest on mortgage-backed securities                                    3,016          2,498
Interest on federal funds sold                                               74              3
                                                                        -------        -------
         Total Interest Income                                           27,808         23,993
                                                                        -------        -------
INTEREST EXPENSE:
- -----------------
Interest on deposits:
     Demand                                                                 501            491
     Savings                                                              1,971          1,709
     Time                                                                 8,064          5,614
Interest on borrowed funds:
     Federal funds purchased and other short-term borrowings                241            168
     Repurchase agreements and secured lines of credit                    1,643          1,296
     Advances from the Federal Home Loan Bank                             1,857          1,434
Interest on long-term debt                                                  199            160
                                                                        -------        -------
         Total Interest Expense                                          14,476         10,872
                                                                        -------        -------

NET INTEREST INCOME                                                      13,332         13,121
     Provision for possible loan losses                                     730            862
                                                                        -------        -------

NET INTEREST INCOME AFTER PROVISION FOR
     POSSIBLE LOAN LOSSES                                                12,602         12,259
                                                                        -------        -------
OTHER INCOME:
- -------------
Trust fees                                                                  573            587
Service charges on deposit accounts                                         686            635
Credit card program fees                                                    296            261
Net securities (losses) gains                                               (66)           599
Other operating income                                                      730            283
                                                                        -------        -------
         Total Other Income                                               2,219          2,365
                                                                        -------        -------
OTHER EXPENSES:
- ---------------
Salaries and wages                                                        3,271          3,141
Employee benefits                                                         1,030          1,066
Net occupancy expense                                                       696            697
Equipment rentals, depreciation and maintenance                             572            560
Federal deposit insurance                                                   598            550
Outside examination, legal fees and consulting                              316            294
Advertising and promotion                                                   377            311
Supplies                                                                    331            454
Outside data processing services                                            320            282
Other operating expense                                                   1,674          1,538
                                                                        -------        -------
        Total Other Expenses                                              9,185          8,893
                                                                        -------        -------

INCOME BEFORE INCOME TAXES                                                5,636          5,731
        Income Taxes                                                      1,669          1,797
                                                                        -------        -------
NET INCOME                                                               $3,967         $3,934
                                                                        =======        =======

EARNINGS PER SHARE                                                        $0.76          $0.75
                                                                        =======        =======

DIVIDENDS PER SHARE                                                       $0.26          $0.22
                                                                        =======        =======

WEIGHTED AVERAGE SHARES OUTSTANDING AND COMMON SHARE EQUIVALENTS          5,238          5,232
                                                                        =======        =======

         See Notes To Consolidated Financial Statements.

    Part I. Item 1. Financial Information

                  FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                         For the Three Months Ended March 31, 1995
                                                           ------------------------------------------------------------------------
                                                                                                    Unrealized
                                                                                                   Appreciation     Common Stock
                                                                                                  (Depreciation)    Held by ESOP
                                                             Common Stock                         in Securities      (at Cost)
                                                           ----------------             Retained    Available     ----------------
                                                            Shares   Amount   Surplus   Earnings     for Sale     Shares   Amount
                                                           ------------------------------------------------------------------------
    Balance - January 1, 1995                                5,180   $25,901   $34,431   $47,961         ($2,191)     (1)    ($23)

    Net income                                                   -         -         -     3,967               -       -        -

    Cash dividends paid ($0.26 per share)                        -         -         -    (1,347)              -       -        -

    Exercise of options, net of shares redeemed                  2        10        11         -               -       -        -

    Net change in unrealized appreciation
       (depreciation) in securities available for sale           -         -         -         -           2,036       -        -
                                                           ------------------------------------------------------------------------
    Balance - March 31, 1995                                 5,182   $25,911   $34,442   $50,581           ($155)     (1)    ($23)
                                                           ========================================================================




                                                                         For the Three Months Ended March 31, 1994
                                                           ------------------------------------------------------------------------
                                                                                                    Unrealized
                                                                                                   Appreciation     Common Stock
                                                                                                  (Depreciation)    Held by ESOP
                                                             Common Stock                         in Securities      (at Cost)
                                                           ----------------             Retained    Available     ----------------
                                                            Shares   Amount   Surplus   Earnings     for Sale     Shares   Amount
                                                           ------------------------------------------------------------------------
    Balance - January 1, 1994                                5,153   $25,763   $34,158   $37,263          $2,925      (7)   ($109)

    Net income                                                   -         -         -     3,934               -       -        -

    Cash dividends paid ($0.22 per share)                        -         -         -    (1,135)              -       -        -

    Exercise of options                                          4        20        21         -               -       -        -

    Common stock issued for dividend reinvestment               10        51       252         -               -       -        -

    Net change in unrealized appreciation
       (depreciation) in securities available for sale           -         -         -         -          (2,292)      -        -
                                                           ------------------------------------------------------------------------
    Balance - March 31, 1994                                 5,167   $25,834   $34,431   $40,062            $633      (7)   ($109)
                                                           ========================================================================


      See Notes To Consolidated Financial Statements.

Part I. Item 1. Financial Information

              FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                               (Unaudited)
                                                                               For the Three Months Ended
                                                                               --------------------------
                                                                                 March 31,      March 31,
                                                                                   1995           1994
                                                                                 --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
- -------------------------------------
Net income                                                                       $  3,967       $  3,934
                                                                                 --------       --------
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                                    548            547
      Amortization and accretion                                                     (123)           318
      Provision for possible loan losses                                              730            862
      Loss (gain) on sale of securities                                                66           (599)
      (Gain) loss on sale of real estate owned                                       (326)            24
      Loss on sale of premises and equipment                                           39             23
      Gain on sale of loans                                                            (2)             -
      Provision for deferred tax benefit                                              (98)          (133)
      Increase in interest receivable                                                (751)          (184)
      Increase in interest payable                                                  1,483          1,135
      Other - net                                                                    (746)          (262)
                                                                                 --------       --------
   Total adjustments                                                                  820          1,731
                                                                                 --------       --------
Net cash provided by operating activities                                           4,787          5,665
                                                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
- -------------------------------------
Proceeds from sales of securities available for sale                               10,204         67,050
Proceeds from maturity or paydown of securities available for sale                  1,609         19,421
Purchase of securities available for sale                                         (98,370)        (1,717)
Proceeds from maturity or paydown of investment securities                          7,516         12,399
Purchase of investment securities                                                    (230)       (35,907)
Purchase of loans                                                                 (14,540)       (12,160)
Proceeds from sale of loans                                                        10,807              -
Net increase in loans                                                             (34,814)       (34,069)
(Increase) decrease in deposits with other banks                                      (14)           337
Purchase of premises and equipment                                                   (467)          (188)
Proceeds from sale of premises and equipment                                           39              -
Proceeds from sale of other real estate owned                                         828            154
Cash received in branch purchases                                                  88,021         13,968
                                                                                 --------       --------
Net cash (used in) provided by investing activities                               (29,411)        29,288
                                                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITES:
- ------------------------------------
Net increase (decrease) in deposits                                                54,767            (59)
Net decrease in federal funds purchased and other short-term borrowings           (20,375)       (17,450)
Net decrease in repurchase agreements and secured lines of credit                 (11,062)       (16,616)
Net increase in advances from the Federal Home Loan Bank                           10,000              -
Payments on long-term debt                                                           (541)          (151)
Proceeds from exercise of stock options                                                21             41
Proceeds from common stock issued for dividend reinvestment plan                        -            303
Dividends paid on common stock                                                     (1,347)        (1,135)
                                                                                 --------       --------
Net cash provided by (used in) financing activities                                31,463        (35,067)
                                                                                 --------       --------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                  6,839           (114)

CASH AND DUE FROM BANKS - Beginning of year                                        42,903         36,956
                                                                                 --------       --------
CASH AND DUE FROM BANKS - End of period                                          $ 49,742       $ 36,842
                                                                                 ========       ========

             See Notes To Consolidated Financial Statements.

Part I. Item 1. Financial Information

                  FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In thousands)
                                  (Unaudited)

                                                                      For the Three Months Ended
                                                                      --------------------------
                                                                        March 31,      March 31,
                                                                          1995           1994
                                                                        ---------      ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for:

      Interest                                                            $12,517        $ 9,737
                                                                          =======        =======
      Income taxes                                                        $   291        $   600
                                                                          =======        =======

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:

   Securities purchased settling after March 31                           $   215        $12,886
                                                                          =======        =======

   Securities sold settling after March 31                                $    49        $11,060
                                                                          =======        =======

   Transfers to other real estate owned and in substance foreclosed       $   160        $   363
                                                                          =======        =======

   Net change in unrealized appreciation (depreciation) in securities
      available for sale, net of income tax effects                       $ 2,036        ($2,292)
                                                                          =======        =======

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

   Deposits assumed in branch acquisitions                                $96,681        $14,426
                                                                          =======        =======


            See Notes To Consolidated Financial Statements.




                  FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (Unaudited)

1.  Principles of Consolidation:

         The consolidated financial statements include the accounts of First Western Bancorp, Inc. (First Western) and its wholly-owned subsidiaries, First Western Bank, National Association (First Western Bank, N.A.), First Western Bank, Federal Savings Bank (First Western Bank, F.S.B.), First Western Trust Services Company (Trust Services) and Residential Mortgage Company of America. All significant intercompany transactions have been eliminated in consolidation.

         The consolidated balance sheets as of March 31, 1995 and March 31, 1994, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the three month periods ended March 31, 1995 and 1994 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

         The financial statements and notes are presented as permitted by Form 10-Q. The interim statements are unaudited and should be read in conjunction with the financial statements and notes thereto contained in First Western's 1994 Annual Report on Form 10-K.


2.  Earnings Per Share:

         Earnings per common share are based on the weighted average number of common shares outstanding and common share equivalents in each period. Weighted average shares outstanding include common share equivalents under First Western's Incentive Stock Option Plan for Key Officers.


3.  Recent Accounting Pronouncements:

         During the first quarter of 1995, First Western adopted Statements of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" and No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". The effect of adopting these statements on First Western's financial statements was not material.

        Part 1. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of operations for the three months ended March 31, 1995 compared with the three months ended March 31, 1994:

         For the three months ended March 31, 1995, First Western's net income was $4.0 million, slightly greater than $3.9 million for the three months ended March 31, 1994. First Western's earnings per share were $0.76 for the three months ended March 31, 1995, comparable to $0.75 for the three months ended March 31, 1994. For the first quarter of 1995, earnings increased from the prior year due to increased net interest income after provision for loan losses which was offset partially by increased operating expenses and decreased other income. Other income decreased $146,000 from the prior year primarily due to First Western realizing a $66,000 loss on security sales during the first three months of 1995 compared with realizing gains on securities sales of $599,000 during the first three months of 1994. This decrease in other income from securities transactions was partially offset by gains on sales of other real estate owned of $326,000 during the first three months of 1995 compared with losses on sales of other real estate owned of $24,000 during the first three months of 1994. Earnings for the three months ended March 31, 1995 and March 31, 1994, exclusive of net securities gains and losses and other real estate owned gains and losses, would have been approximately $0.73 per share and $0.68 per share, respectively. First Western's return on average assets was 1.08% for the three months ended March 31, 1995, compared with the 1.16% for the first three months of 1994. The decrease in First Western's return on average assets was due primarily to a decline in First Western's net interest margin for the first three months of 1995 compared with the prior year.

         During the first quarter of 1995, First Western completed the acquisition of the Andover, Ohio banking office of Peoples Bank, N.A. of Ashtabula, Ohio along with the acquisition of four banking offices located in northeastern Ohio in Lake and Ashtabula Counties from Union Federal Savings Bank of Indianapolis, Indiana. The acquisition of these branches added $96.7 million of deposits to First Western's existing deposit base. First Western paid a premium of $7.6 million in order to acquire these branches and this premium paid increased First Western's intangible assets during the first quarter of 1995.

Net Interest Income:

         First Western's net interest income was $13.3 million for the three months ended March 31, 1995, increasing $211,000 or 1.6% from $13.1 million for the first three months of 1994. The increase in net interest income was generated by a $109.4 million or 8.3% increase in average earning assets which was partially offset by a decline in First Western's net interest margin from 4.20% for the first three months of 1994 to 3.95% for the first three months of 1995. The increase in average earning assets was due to a $149.9 million or 18.0% increase in average loans outstanding. Average loans outstanding increased due to strong loan growth experienced throughout 1994. Average securities decreased $45.6 million or 9.4% for the first three months of 1995 compared with the first three months of 1994 as First Western sold securities during 1994 in response to increasing interest rates. Most of the growth in average earning assets was funded by a $113.9 million or 11.9% increase in average deposits due to the deposits acquired during the first quarter of 1995 and also due to strong growth of time deposits which resulted from an increase in overall interest rates and a more aggressive pricing strategy implemented by First Western during 1995.

         First Western's net interest margin or net interest income expressed as a percentage of average earning assets was 3.95% for the first three months of 1995 compared with 4.20% for the first three months of 1994. First Western's net interest margin declined as the cost of funds increased more than the yield on earning assets during a period of rising interest rates during the last six months of 1994 and the first three months of 1995. The growth of the loan portfolio helped to mitigate the compression on the net interest margin since loans generally have higher yields than other components of earning assets. The loan portfolio comprised 68.7% of average earning assets for the first three months of 1995 compared with 63.1% for the first three months of 1994. First Western's yield on average earning assets was 8.05% for the first three months of 1995 compared with 7.54% for the first three months of 1994, an increase of 51 basis points, while the cost of funds increased 86 basis points from 3.78% to 4.64%.

Provision for Possible Loan Losses:

         First Western's provision for possible loan losses was $730,000 for the first three months of 1995 compared with $862,000 for the first three months of 1994. Net charge-offs for the first three months of 1995 were $450,000 compared with $482,000 for the first three months of 1994. First Western's net charge-offs for the first three months of 1995 are lower than the prior year due to decreased commercial loan charge-offs. Installment loan charge-offs increased $124,000 or 34.9% from $355,000 for the first three months of 1994 to $479,000 for the first three months of 1995 due to an increase in consumer loans during this period. First Western's net charge-offs by loan type are as follows (in thousands):

                                                                             Three months ended March 31,
                                                                             ----------------------------
                                                                                  1995          1994
                                                                                 ------        -------
    Commercial, financial and agricultural loans..........................       $  (26)       $   119
    Real estate construction loans........................................           -              -
    Real estate mortgage loans............................................           (3)             8
    Installment loans.....................................................          479            355
                                                                                 ------        -------
       Total net charge-offs..............................................       $  450        $   482
                                                                                 ======        =======
    Net charge-offs as a percentage of
       average loans......................................................         0.19%          0.23%
                                                                                 ======        =======

Other Income and Other Expenses:

         Other income decreased $146,000 or 6.2% from $2.4 million for the first three months of 1994 to $2.2 million for the first three months of 1995 due primarily to net securities gains and losses. First Western realized $599,000 of net securities gains during the first three months of 1994 resulting from First Western reducing its portfolio of securities available for sale. During the first three months of 1995, First Western realized net securities losses of $66,000. The decline in other income for the first quarter of 1994 to the first quarter of 1995 due to securities gains and losses was partially offset by sales of other real estate owned which generated gains of $326,000 during the first three months of 1995.

         Trust fees were $573,000 for the first three months of 1995, approximately even with $587,000 for the first three months of 1994. Service charges on deposit accounts increased $51,000 or 8.0% for the first three months of 1995 compared with the prior year. The increase in service charges on deposit accounts reflects an increased service charge schedule implemented by First Western during the first quarter of 1995. First Western's credit card program fees increased $35,000 or 13.4% from $261,000 for the first three months of 1994 to $296,000 for the first three months of 1995. Other operating income increased $447,000 or 158.0% from $283,000 for the three months ended March 31, 1994 to $730,000 for the three months ended March 31, 1995 with most of this increase due to gains on sales of other real estate owned. Customer check fees, credit insurance fees and automated teller machine ("ATM") card fees also increased in the first three months of 1995 compared with the prior year.

         Total other expenses increased $292,000 or 3.3% from $8.9 million for the first three months of 1994 to $9.2 million for the first three months of 1995. The five branch offices acquired by First Western during the first quarter of 1995 resulted in most of the increase in other expenses.

         First Western's salary and employee benefits expense increased a combined $94,000 or 2.2% for the first three months of 1995 compared with the first three months of 1994. This increase in salaries and employee benefits was attributable to the additional employees resulting from the five branch offices acquired and also due to normal salary and wage increases. The increase in salaries and wages expense was partially offset by decreases in the costs of certain employee benefit programs such as pension and profit sharing expense.

         Occupancy and equipment expense increased a combined $11,000 or 1.0% from the first three months of 1994 to the first three months of 1995. The five branch offices acquired during the first quarter of 1995 did not have a significant impact on occupancy and equipment expense since the branches were acquired late in the first quarter.

         Federal deposit insurance expense increased $48,000 or 8.7% from $550,000 for the first three months of 1994 to $598,000 for the first three months of 1995. This increase was attributable to an increase in First Western's insured deposits. Currently, there are several proposals to change the rates paid for deposit insurance. The proposed rate changes for deposits insured by the Federal Deposit Insurance Corporation's Bank Insurance Fund ("BIF") is for the lowest premium to decrease 83%. Approximately 61% of First Western's deposits are insured by the BIF. If this rate change occurs as proposed it will result in a decrease in First Western's deposit insurance expense of approximately $1.2 million annually. Any future decreases in insurance expense for the deposits insured by the BIF could be offset by possible rate increases or special assessments by the Savings Association Insurance Fund which insures the remaining 39% of First Western's deposits.

         Supplies expense decreased $123,000 or 27.1% from the first three months of 1994 to the first three months of 1995 with most of this decrease relating to additional supplies necessary for the name changes that occurred at First Western's subsidiaries in late 1993 and early 1994.

         First Western's advertising and promotion expense increased $66,000 or 21.2% from $311,000 for the first three months of 1994 to $377,000 for the first three months of 1995. This increase in advertising and promotion expense is primarily related to various promotions run in the market areas of the newly acquired branches.

         Other operating expenses increased $136,000 or 8.8% from $1.5 million for the first three months of 1994 to $1.7 million for the first three months of 1995. The amortization of the intangible assets due to the recent branch acquisitions contributed $75,000 of the increase in other expenses. The amortization of intangible assets will increase in future quarters since the new branches were not owned by First Western for the full quarter. Another factor increasing other operating expense was the increase in postal rates. First Western's postage expense increased $23,000 or 9.9% for the first quarter of 1995 compared with the first quarter of 1994.

Income Taxes:

         First Western's income tax expense decreased $128,000 or 7.1% from $1.8 million for the first three months of 1994 to $1.7 million for the first three months of 1995. This decrease was a result of a decrease in First Western's pretax earnings along with an increase in First Western's tax-exempt interest income. First Western's effective tax rate for the first three months of 1995 was 29.6%, comparable to 31.4% for the first three months of 1994.


Financial Condition as of March 31, 1995 as compared with December   31, 1994
and March 31, 1994.

         As of March 31, 1995, First Western's total assets were $1.590 billion compared with $1.455 billion at December 31, 1994 and $1.384 billion at March 31, 1994. Most of the increase from March 31, 1994 was due to the growth of the loan portfolio funded by a $205.4 million or 21.1% increase in deposits from five recently acquired branch offices and also due to a more aggressive deposit pricing strategy. The $135.8 million increase in assets during the first three months of 1995 was due primarily to the deposits acquired with the branch acquisitions with those funds used to purchase securities available for sale. Total average assets for the first three months of 1995 were $1.488 billion compared with $1.374 billion for the first three months of 1994, an increase of 8.3%.

Loan Portfolio:

         Net loans increased $38.3 million or 3.9% during the first three months of 1995. Real estate-mortgage loans increased $26.4 million during the first three months of 1995 primarily as a result of First Western purchasing $14.5 million of residential mortgage loans. Installment loans increased $1.4 million during the first three months of 1995, which is net of the sale of $10.8 million of student loans. During the last twelve months, most of First Western's loan growth has been in mortgages and installment loans. Mortgage loans have increased as a result of First Western purchasing mortgage loans and also as a result of First Western expanding its use of third-party mortgage loan originators. Installment loans increased as a result of First Western expanding its network of indirect auto lending into new market areas. The following table shows the composition of First Western's loan portfolio at March 31, 1995, December 31, 1994 and March 31, 1994:

                                                 March 31, 1995                December 31, 1994                March 31, 1994
                                            ------------------------        -----------------------        ------------------------
                                               Amount        Percent           Amount      Percent           Amount       Percent
                                            ------------    --------        -----------   ---------        -----------   ---------
                                                                             (Dollars in Thousands)
    Commercial, financial and
      agricultural:
        Automobile floorplan loans.......      $   24,953       2.5 %          $ 25,229       2.6 %          $ 22,107       2.6 %
        Loans to municipalities..........          11,915       1.2              10,307       1.1              11,759       1.4
        Other commercial loans...........          74,078       7.3              63,662       6.5              55,927       6.5
                                               ----------     -----            --------     -----            --------     -----

          Subtotal.......................         110,946      11.0              99,198      10.2              89,793      10.5
                                               ----------     -----            --------     -----            --------     -----

    Real estate-construction.............          17,394       1.7              18,721       1.9              12,689       1.5
                                               ----------     -----            --------     -----            --------     -----

    Real estate-mortgage:
      1-4 Family residential.............         394,110      38.8             370,582      37.8             343,627      39.8
      Multi-family residential...........          29,962       2.9              30,923       3.2              33,224       3.9
      Home equity........................          36,618       3.6              37,129       3.8              35,956       4.2
      Commercial and other...............         131,546      12.9             127,176      13.0             110,015      12.8
                                               ----------     -----            --------     -----            --------     -----

        Subtotal.........................         592,236      58.2             565,810      57.8             522,822      60.7
                                               ----------     -----            --------     -----            --------     -----

    Installment:
      Credit cards.......................          35,822       3.5              39,412       4.0              28,119       3.3
      Installment and other..............         260,426      25.6             255,421      26.1             207,677      24.0
                                               ----------     -----            --------     -----            --------     -----

        Subtotal.........................         296,248      29.1             294,833      30.1             235,796      27.3
                                               ----------     -----            --------     -----            --------     -----

        Total............................      $1,016,824     100.0 %          $978,562     100.0 %          $861,100     100.0 %
                                               ==========     =====            ========     =====            ========     =====

         First Western has several procedures in place to assist in maintaining the overall quality of its loan portfolio. First Western has established underwriting guidelines to be followed by its subsidiaries. In addition, a formal, ongoing loan review program, which concentrates principally on commercial credits, has been established to help monitor the loan portfolios of the subsidiaries. First Western also regularly monitors its delinquency levels for any negative or adverse trends and particularly monitors credits which have total exposures of $1.5 million or more.

         First Western's delinquent loans, nonaccrual loans and nonperforming assets consisted of the following at March 31, 1995, December 31, 1994 and March 31, 1994:

                                                                March 31,   December 31,   March 31,
                                                                   1995        1994          1994
                                                                ---------   -----------    ---------
                                                                      (Dollars in Thousands)
    Loans delinquent and still accruing interest:
      Loans past due 30 to 89 days ...........................  $   5,592     $  7,370     $   5,218
      Loans past due 90 days or more .........................      1,611        1,870         1,683
                                                                ---------     --------     ---------
        Total loan delinquencies .............................  $   7,203     $  9,240     $   6,901
                                                                =========     ========     =========

    Nonaccrual loans .........................................  $   3,735     $  2,875     $   5,023
    Other real estate owned and in-substance
      foreclosed .............................................        843        1,185         1,881
                                                                ---------     --------     ---------
    Total nonperforming assets ...............................  $   4,578     $  4,060     $   6,904
                                                                =========     ========     =========

    Total nonperforming assets and loans
      past due 90 days or more ...............................  $   6,189     $  5,930     $   8,587
                                                                =========     ========     =========

    Nonaccrual loans to total loans ..........................       0.37 %       0.29 %        0.58 %

    Nonperforming assets to total loans
      and other real estate owned ............................       0.45 %       0.41 %        0.80 %

    Nonperforming assets to total assets .....................       0.29 %       0.28 %        0.50 %

    Nonperforming assets and loans past due
      90 days or more to total assets ........................       0.39 %       0.41 %        0.62 %

    Nonaccrual loans and loans past due
      90 days or more to total loans .........................       0.53 %       0.48 %        0.78 %

    Allowance for possible loan losses
      to nonaccrual loans ....................................     354.03 %     450.16 %      228.59 %

    Allowance for possible loan losses
      to loans past due 90 days or more
      and nonaccrual loans ...................................     247.34 %     272.78 %      171.22 %

    Allowance for possible loan losses to
      total loans ............................................       1.30 %       1.32 %        1.33 %

         In order to determine the adequacy of the allowance for possible loan losses, management considers the risk classification of loans, delinquency trends, charge-off experience, credit concentrations, economic conditions and other factors. Specific reserves are established for each classified credit taking into consideration the credit's delinquency status, current operating status, pledged collateral and plan of action for resolving any deficiencies. For nonclassified loans and smaller loans not individually reviewed, management considers historical charge-off experience in determining the amount to be allocated to the allowance. An unallocated or general reserve is also established which takes into consideration, among other things, unfunded commitments, concentrations of credit, economic conditions, delinquency and nonaccrual trends, management experience and trends in volume and terms of loans. The allowance is maintained at a level determined according to this methodology by charging a provision to operations.

         First Western believes that the allowance for possible loan losses of $13.2 million at March 31, 1995 is adequate to cover losses inherent in the portfolio as of such date. However, there can be no assurance that First Western will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at March 31, 1995.


Investment Securities, Mortgage-Backed Securities, and Securities Available for
Sale:

         Investment securities and mortgage-backed securities decreased a combined $7.3 million for the first three months of 1995 with this decrease due to maturities and paydowns of securities. The market value of First Western's investment securities and mortgage-backed securities held to maturity was a combined $319.6 million, $9.5 million or 2.9% below the amortized cost of $329.1 million. First Western's portfolio of investment securities and mortgage-backed securities had a market value below amortized cost of $19.4 million or 5.8% at December 31, 1994.

         Securities available for sale increased $94.8 million or 140.1% during the first three months of 1995 as First Western purchased securities with the funds provided by the branch acquisitions. Securities available for sale increased $38.9 million from $123.6 million at March 31, 1994 to $162.5 million at March 31, 1995 with most of this increase due to the purchase of securities during the first three months of 1995. First Western's net unrealized depreciation on securities available for sale decreased from net unrealized depreciation of $3.4 million at December 31, 1994 to $239,000 at March 31, 1995 primarily as a result of a decline in intermediate and long-term interest rates during the first three months of 1995.


Deposits:

         Total deposits increased $151.4 million or 14.7% from $1.029 billion at December 31, 1994 to $1.181 billion at March 31, 1995 with approximately $96.7 million of this increase due to the deposits acquired with the five branch offices that First Western purchased during the first quarter of 1995. Deposits also increased due to First Western implementing a more aggressive pricing strategy for time deposit products in order to increase deposits.
First Western continues to experience a shifting in deposits from demand and savings accounts to time accounts due to the increased rates paid on time deposits resulting from recent market interest rate increases. First Western's deposits increased $205.4 million from March 31, 1994 to March 31, 1995 with most of this growth attributable to the deposits acquired in the first quarter of 1995, along with the more aggressive pricing strategy.


Borrowed Funds:

         First Western's borrowed funds decreased $21.4 million during the first three months of 1995 from $291.4 million at December 31, 1994 to $270.0 million at March 31, 1995. This reduction in borrowed funds, primarily short-term borrowings and repurchase agreements, was the result of increased deposits. Total borrowed funds only increased $1.1 million or 0.4% from March 31, 1994 to March 31, 1995 as increased deposits provided the funds necessary for the growth of the loan portfolio and the increase in the portfolio of securities available for sale.

Shareholders' Equity:

         Shareholders' equity increased $4.7 million during the first three months of 1995 primarily as a result of the retention of earnings of $2.6 million, net of cash dividends paid to shareholders. Also increasing shareholders' equity was a $2.0 million decrease in net unrealized depreciation in securities available for sale, net of income tax effects. First Western's capital ratios declined from December 31, 1994 to March 31, 1995 primarily as a result of the branches that were acquired in the first quarter of 1995. The branch acquisition decreased First Western's capital ratios due to the intangible assets which decreased First Western's Tier I capital. The branch acquisitions also increased First Western's total assets with no additional shareholders' equity. The following table presents First Western's capital ratios at March 31, 1995 and December 31, 1994:

                                                                  March 31,              December 31,
                                                                    1995                     1994
                                                                  --------                 --------
                                                                      (Dollars in Thousands)
Tier I:
  Common shareholders' equity ..............................      $110,756                 $106,079
  Non-exempt intangible assets .............................        (8,029)                    (504)
  Unrealized depreciation in securities
    available for sale .....................................           155                    2,191
                                                                  --------                 --------
      Total Tier I .........................................       102,882                  107,766
                                                                  --------                 --------
Tier II:
  Qualifying long term debt ................................             0                      301
  Qualifying allowance for possible loan losses ............        12,133                   11,528
                                                                  --------                 --------
      Total Tier II ........................................        12,133                   11,829
                                                                  --------                 --------
Total capital ..............................................      $115,015                 $119,595
                                                                  ========                 ========
Risk weighted assets .......................................      $961,561                 $922,235
                                                                  ========                 ========

Tier I capital ratio .......................................         10.70%                   11.69%
                                                                  ========                 ========

Required Tier I capital ratio ..............................          4.00%                    4.00%
                                                                  ========                 ========

Total capital ratio ........................................         11.96%                   12.97%
                                                                  ========                 ========

Required total capital ratio ...............................          8.00%                    8.00%
                                                                  ========                 ========

Tier I leverage ratio ......................................          6.95%                    7.60%
                                                                  ========                 ========

Required Tier I leverage ratio * ...........................          3.00%                    3.00%
                                                                  ========                 ========

* For all but the most highly rated, low risk profile organizations, the minimum Tier I leverage ratio is to be 3% plus a cushion of 100 to 200 basis points.

Liquidity and Cash Flows:

         Liquidity is the ability to provide the cash necessary to meet customer credit needs, satisfy depositor withdrawal requirements and to pay-off short-term borrowings. One source of liquidity is cash and due from banks and short-term assets such as interest-bearing deposits in other banks and federal funds sold, which totaled $50.6 million at March 31, 1995 as compared with $43.8 million at December 31, 1994 and $37.3 million at March 31, 1994.
Another source of liquidity is borrowing capability. First Western's banking subsidiaries have a variety of sources of short-term liquidity available to them, including federal funds purchased from correspondent banks, sales of securities available for sale, sales of securities under agreements to repurchase, the Federal Reserve discount window, interbank deposits, FHLB advances and loan participations or sales. First Western also generates liquidity from the regular principal payments and prepayments made on its portfolio of loans and mortgage-backed securities. First Western's banking subsidiaries had $32.1 million of unused overnight credit lines available at March 31, 1995.

         First Western's operating activities provided cash flows of $4.8 million during the first three months of 1995 compared with $5.7 million for
the first three months of 1994.   The primary source of operating cash flows
for the first three months of 1995 was net income combined with noncash expenses such as the provision for possible loan losses and depreciation.

         Investing activities used cash flows of $29.4 million in the first three months of 1995 compared with providing $29.3 million for the first three months of 1994. The five branch offices acquired during the first quarter of 1995 provided First Western with net cash flows of $88.0 million which represents the deposit liabilities assumed by First Western net of the premium paid for the deposits and the assets that were purchased. Most of the funds provided by the acquisition of the branches were used to purchase securities available for sale. The growth of the portfolio of securities available for sale used net cash flows of $86.6 million during the first three months of 1995. The growth of the loan portfolio during the first three months of 1995 used net cash flows of $38.5 million. During the first three months of 1994, sales and maturities of securities available for sale provided cash flows of $84.8 million with these cash flows used to fund loan growth and also to purchase investment securities held to maturity.

         Financing activities provided cash flows of $31.5 million in the first three months of 1995 primarily as a result of an increase in deposits. First Western used the cash flows provided by increased deposits to fund loan growth and also to decrease borrowings during the first three months of 1995. During the first three months of 1994, financing activities used cash flows of $35.1 million primarily as a result of decreases in repurchase agreements and federal funds purchased and other short-term borrowings. The cash flows used to decrease borrowings during the first three months of 1994 were provided by the sales of the securities available for sale during that time period.

Part II. Other Information

Items 1-3. Not applicable.

Item 4. Result of Votes of Securities Holders:

                First Western's Annual Meeting of Shareholders was held on April 18, 1995. The matters voted on at the Annual Meeting were as follows:

         (i) The election of Robert N. Chambers, Louis J. Kasing, Jr., John P. O'Leary, Jr., Wendell H. Boyd, and Robert C. Duvall as directors for three year terms expiring in 1998. The election of John W. Sant as a director for a one year term expiring in 1996.

         (ii) The reapproval of the First Western Bancorp, Inc. Incentive Stock Compensation Plan for Key Officers, as amended.

         Item (ii) was approved as follows:

                  Votes for        3,508,847

                  Votes against      385,947

                  Abstain            197,412

Item 5. Not applicable.

Item 6. Exhibits and Reports on Form 8-K:

         a. Exhibits:

                  10.1 First Western Bancorp, Inc. Deferred Compensation Plan
                       for Directors as amended and restated effective
                       July 1, 1995.

                  15.1 Letter re: Unaudited Interim Financial Information.

                  27   Financial Data Schedule

         b. Reports on Form 8-K: None.

                                   Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        FIRST WESTERN BANCORP, INC.
                                               (Registrant)


May 5, 1995                             /s/ Robert H. Young
                                        ------------------------------
                                        Robert H. Young
                                        Senior Vice President-Finance,
                                        Secretary and Treasurer
                                        (Principal Financial Officer)

                          FIRST WESTERN BANCORP, INC.

                             EXHIBITS TO FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                 EXHIBIT INDEX



Exhibit                                                Method of
Number                   Description                   Filing
- -------     --------------------------------------     ---------
10.1        First Western Bancorp, Inc. Deferred       Filed
               Compensation Plan for Directors as      herewith
               amended and restated effective          page __/__
               July 1, 1995

15.1        Letter re: Unaudited Interim Financial     Filed
               Information                             herewith
                                                       page __/__