Form 10-Q
period 1995-06-30
FIRST WESTERN BANCORP INC
filed 1995-08-11
CIK 740876

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               Form 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1995

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

                        YES    X     NO_________


The number of shares outstanding of the Registrant's common stock as of August 10, 1995 was:

        Common Stock, $5.00 par value - 5,195,152 shares outstanding

                       FIRST WESTERN BANCORP, INC.

                                INDEX

Part I.  Financial Information:
                                                                        Page
        Item 1.  Financial Statements:                                 Number

                Independent Accountants' Report.........................  3

                Consolidated Balance Sheets:
                 June 30, 1995, December 31, 1994 and
                 June 30, 1994..........................................  4

                Consolidated Statements of Income:
                 Three months ended June 30, 1995
                 and three months ended June 30, 1994...................  5

                Consolidated Statements of Income:
                 Six months ended June 30, 1995
                 and six months ended June 30, 1994.....................  6

                Consolidated Statements of Changes
                 in Shareholders' Equity:
                 Six months ended June 30, 1995
                 and six months ended June 30, 1994.....................  7

                Consolidated Statements of Cash Flows:
                 Six months ended June 30, 1995
                 and six months ended June 30, 1994.....................  8

                Notes to Consolidated Financial Statements.............. 10

        Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations........... 11


Part II.  Other Information:

        Item 1. - Item 6................................................ 24

        Signature....................................................... 25

DELOITTE &
TOUCHE LLP
- ----------

             ------------------------------------------------------------------
             2500 One PPG Place                      Telephone:  (412) 338-7200
             Pittsburgh, Pennsylvania 15222-5401     Facsimile:  (412) 338-7380

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of First Western Bancorp, Inc.

We have reviewed the accompanying consolidated balance sheets of First Western Bancorp, Inc. and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the three-month and six-month periods then ended. These financial statements are the responsibility of the Corporation's management.

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


/s/ DELOITTE & TOUCHE LLP

July 17, 1995

- ---------------
DELOITTE TOUCHE
TOHMATSU
INTERNATIONAL
- ---------------                       3

Part I. Item 1. Financial Information

              FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                               (Unaudited)

                                                                                  June 30,         December 31,      June 30,
                                                                                    1995              1994             1994
                                                                                  ----------        ----------       ----------
ASSETS:
- -------
Cash and due from banks                                                           $   44,177        $   42,903       $   37,651
                                                                                  ----------        ----------       ----------
Interest-bearing deposits with other banks                                               756               872              710
                                                                                  ----------        ----------       ----------
Securities available for sale
    (amortized cost of $155,425, $71,041 and $104,673)                               156,903            67,670          103,341
                                                                                  ----------        ----------       ----------
Investment securities (market value of $131,784, $128,712 and $132,959)              132,289           134,356          135,676
                                                                                  ----------        ----------       ----------
Mortgage-backed securities (market value of $196,136, $188,258
    and $207,345)                                                                    200,376           202,041          216,034
                                                                                  ----------        ----------       ----------
Loans (net of unearned income of $41,239, $34,920 and $32,352)                     1,067,307           978,562          890,253
Less: Allowance for possible loan losses                                              13,591            12,943           12,052
                                                                                  ----------        ----------       ----------
    Net loans                                                                      1,053,716           965,619          878,201
                                                                                  ----------        ----------       ----------
Premises and equipment                                                                18,769            17,900           18,716
                                                                                  ----------        ----------       ----------
Other assets                                                                          51,564            23,212           15,737
                                                                                  ----------        ----------       ----------
            Total Assets                                                          $1,658,550        $1,454,573       $1,406,066
                                                                                  ==========        ==========       ==========
LIABILITIES:
- ------------
Deposits:
    Noninterest-bearing demand                                                    $   99,860        $   97,242       $   93,278
    Interest-bearing demand                                                          105,823           101,659          106,375
    Savings                                                                          280,188           281,953          295,309
    Time                                                                             694,129           548,555          510,874
                                                                                  ----------        ----------       ----------
        Total deposits                                                             1,180,000         1,029,409        1,005,836
                                                                                  ----------        ----------       ----------

Borrowed funds:
    Federal funds purchased and other short-term borrowings                           54,373            34,847           24,255
    Repurchase agreements and secured lines of credit                                146,724           128,461          106,635
    Advances from the Federal Home Loan Bank                                         133,121           128,121          120,950
                                                                                  ----------        ----------       ----------
        Total borrowed funds                                                         334,218           291,429          251,840
                                                                                  ----------        ----------       ----------

Long-term debt                                                                         9,237            10,318           11,095
                                                                                  ----------        ----------       ----------
Other liabilities                                                                     20,379            17,338           35,096
                                                                                  ----------        ----------       ----------
            Total Liabilities                                                      1,543,834         1,348,494        1,303,867
                                                                                  ----------        ----------       ----------

SHAREHOLDERS' EQUITY:
- ---------------------
Preferred stock, no stated value, 4,000,000
    shares authorized, none issued                                                         -                 -                -
Common stock, $5.00 par value, 20,000,000
    shares authorized, 5,184,905,  5,180,172  and 5,174,430 shares
    issued and outstanding                                                            25,924            25,901           25,872
Additional paid-in capital                                                            34,429            34,431           34,457
Retained earnings                                                                     53,425            47,961           42,844
Unrealized appreciation (depreciation) in securities available for sale                  961            (2,191)            (865)
Unallocated common stock held by ESOP (at cost)                                          (23)              (23)            (109)
                                                                                  ----------        ----------       ----------
            Total Shareholders' Equity                                               114,716           106,079          102,199
                                                                                  ----------        ----------       ----------
            Total Liabilities and Shareholders' Equity                            $1,658,550        $1,454,573       $1,406,066

                                                                                  ==========        ==========       ==========

                See Notes to Consolidated Financial Statements.

Part I. Item 1. Financial Information

                  FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                      For the Three Months Ended
                                                                      --------------------------
                                                                        June 30,      June 30,
                                                                          1995           1994
                                                                        -------        -------
INTEREST INCOME:
- ----------------
Interest and fees on loans                                              $22,705        $18,005
Interest on deposits with other banks                                        10              3
Interest on securities available for sale                                 3,112          1,570
Interest and dividends on investment securities:
     Taxable interest                                                       813            776
     Tax-exempt interest                                                  1,001          1,031
Interest on mortgage-backed securities                                    2,941          2,650
Interest on federal funds sold                                               40              3
                                                                        -------        -------
         Total Interest Income                                           30,622         24,038
                                                                        -------        -------
INTEREST EXPENSE:
- -----------------
Interest on deposits:
     Demand                                                                 508            476
     Savings                                                              2,082          1,670
     Time                                                                 9,962          5,790
Interest on borrowed funds:
     Federal funds purchased and other short-term borrowings                231            200
     Repurchase agreements and secured lines of credit                    1,994          1,068
     Advances from the Federal Home Loan Bank                             1,896          1,503
Interest on long-term debt                                                  190            178
                                                                        -------        -------
         Total Interest Expense                                          16,863         10,885
                                                                        -------        -------

NET INTEREST INCOME                                                      13,759         13,153
     Provision for possible loan losses                                     940            875
                                                                        -------        -------

NET INTEREST INCOME AFTER PROVISION FOR
     POSSIBLE LOAN LOSSES                                                12,819         12,278
                                                                        -------        -------
OTHER INCOME:
- -------------
Trust fees                                                                  437            494
Service charges on deposit accounts                                         868            684
Credit card program fees                                                    347            293
Net securities (losses) gains                                               302            677
Other operating income                                                      832            373
                                                                        -------        -------
         Total Other Income                                               2,786          2,521
                                                                        -------        -------
OTHER EXPENSES:
- ---------------
Salaries and wages                                                        3,325          3,170
Employee benefits                                                         1,027          1,065
Net occupancy expense                                                       670            659
Equipment rentals, depreciation and maintenance                             571            562
Federal deposit insurance                                                   630            550
Outside examination, legal fees and consulting                              262            324
Advertising and promotion                                                   439            367
Supplies                                                                    454            332
Outside data processing services                                            335            323
Other operating expense                                                   1,856          1,773
                                                                        -------        -------
        Total Other Expenses                                              9,569          9,125
                                                                        -------        -------

INCOME BEFORE INCOME TAXES                                                6,036          5,674
        Income Taxes                                                      1,844          1,754
                                                                        -------        -------
NET INCOME                                                               $4,192         $3,920
                                                                        =======        =======

EARNINGS PER SHARE                                                        $0.80          $0.75
                                                                        =======        =======

DIVIDENDS PER SHARE                                                       $0.26          $0.22
                                                                        =======        =======

WEIGHTED AVERAGE SHARES OUTSTANDING AND COMMON SHARE EQUIVALENTS          5,238          5,237
                                                                        =======        =======

         See Notes To Consolidated Financial Statements.

Part I. Item 1. Financial Information

                  FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                      For the Six Months Ended
                                                                      --------------------------
                                                                        June 30,      June 30,
                                                                          1995           1994
                                                                        -------        -------
INTEREST INCOME:
- ----------------
Interest and fees on loans                                              $43,930        $35,280
Interest on deposits with other banks                                        21              7
Interest on securities available for sale                                 4,771          4,342
Interest and dividends on investment securities:
     Taxable interest                                                     1,626          1,251
     Tax-exempt interest                                                  2,011          1,997
Interest on mortgage-backed securities                                    5,957          5,148
Interest on federal funds sold                                              114              6
                                                                        -------        -------
         Total Interest Income                                           58,430         48,031
                                                                        -------        -------
INTEREST EXPENSE:
- -----------------
Interest on deposits:
     Demand                                                               1,009            967
     Savings                                                              4,053          3,379
     Time                                                                18,026         11,404
Interest on borrowed funds:
     Federal funds purchased and other short-term borrowings                472            368
     Repurchase agreements and secured lines of credit                    3,637          2,364
     Advances from the Federal Home Loan Bank                             3,753          2,937
Interest on long-term debt                                                  389            338
                                                                        -------        -------
         Total Interest Expense                                          31,339         21,757
                                                                        -------        -------

NET INTEREST INCOME                                                      27,091         26,274
     Provision for possible loan losses                                   1,670          1,737
                                                                        -------        -------

NET INTEREST INCOME AFTER PROVISION FOR
     POSSIBLE LOAN LOSSES                                                25,421         24,537
                                                                        -------        -------
OTHER INCOME:
- -------------
Trust fees                                                                1,010          1,081
Service charges on deposit accounts                                       1,554          1,319
Credit card program fees                                                    643            554
Net securities (losses) gains                                               236          1,276
Other operating income                                                    1,562            656
                                                                        -------        -------
         Total Other Income                                               5,005          4,886
                                                                        -------        -------
OTHER EXPENSES:
- ---------------
Salaries and wages                                                        6,596          6,311
Employee benefits                                                         2,057          2,131
Net occupancy expense                                                     1,366          1,356
Equipment rentals, depreciation and maintenance                           1,143          1,122
Federal deposit insurance                                                 1,228          1,100
Outside examination, legal fees and consulting                              578            618
Advertising and promotion                                                   816            678
Supplies                                                                    785            786
Outside data processing services                                            655            605
Other operating expense                                                   3,530          3,311
                                                                        -------        -------
        Total Other Expenses                                             18,754         18,018
                                                                        -------        -------

INCOME BEFORE INCOME TAXES                                               11,672         11,405
        Income Taxes                                                      3,513          3,551
                                                                        -------        -------
NET INCOME                                                               $8,159         $7,854
                                                                        =======        =======

EARNINGS PER SHARE                                                        $1.56          $1.50
                                                                        =======        =======

DIVIDENDS PER SHARE                                                       $0.52          $0.44
                                                                        =======        =======

WEIGHTED AVERAGE SHARES OUTSTANDING AND COMMON SHARE EQUIVALENTS          5,238          5,235
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

                                                                         For the Six Months Ended June 30, 1995
                                                           ------------------------------------------------------------------------
                                                                                                    Unrealized
                                                                                                   Appreciation     Common Stock
                                                                                                  (Depreciation)    Held by ESOP
                                                             Common Stock                         in Securities      (at Cost)
                                                           ----------------             Retained    Available     ----------------
                                                            Shares   Amount   Surplus   Earnings     for Sale     Shares   Amount
                                                           ------------------------------------------------------------------------
    Balance - January 1, 1995                                5,180   $25,901   $34,431   $47,961         ($2,191)     (1)    ($23)

    Net income                                                   -         -         -     8,159               -       -        -

    Cash dividends paid ($0.52 per share)                        -         -         -    (2,695)              -       -        -

    Exercise of options, net of shares redeemed                  5        23        (2)        -               -       -        -

    Net change in unrealized appreciation
       (depreciation) in securities available for sale           -         -         -         -           3,152       -        -
                                                           ------------------------------------------------------------------------
    Balance - June 30,  1995                                 5,185   $25,924   $34,429   $53,425            $961      (1)    ($23)
                                                           ========================================================================




                                                                         For the Six Months Ended June 30, 1994
                                                           ------------------------------------------------------------------------
                                                                                                    Unrealized
                                                                                                   Appreciation     Common Stock
                                                                                                  (Depreciation)    Held by ESOP
                                                             Common Stock                         in Securities      (at Cost)
                                                           ----------------             Retained    Available     ----------------
                                                            Shares   Amount   Surplus   Earnings     for Sale     Shares   Amount
                                                           ------------------------------------------------------------------------
    Balance - January 1, 1994                                5,153   $25,763   $34,158   $37,263          $2,925      (7)   ($109)

    Net income                                                   -         -         -     7,854               -       -        -

    Cash dividends paid ($0.44 per share)                        -         -         -    (2,273)              -       -        -

    Exercise of options                                         10        54        29         -               -       -        -

    Common stock issued for dividend reinvestment               11        55       270         -               -       -        -

    Net change in unrealized appreciation
       (depreciation) in securities available for sale           -         -         -         -          (3,790)      -        -
                                                           ------------------------------------------------------------------------
    Balance - June 30, 1994                                  5,174   $25,872   $34,457   $42,844           ($865)     (7)   ($109)
                                                           ========================================================================


      See Notes To Consolidated Financial Statements.

Part I. Item 1. Financial Information

              FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                               (Unaudited)
                                                                                For the Six Months Ended
                                                                               --------------------------
                                                                                 June 30,       June 30,
                                                                                   1995           1994
                                                                                 --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
- -------------------------------------
Net income                                                                       $  8,159       $  7,854
                                                                                 --------       --------
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                                  1,111          1,092
      Amortization and accretion                                                     (198)           431
      Provision for possible loan losses                                            1,670          1,737
      Gain on sale of securities                                                     (236)        (1,276)
      (Gain) loss on sale of real estate owned                                       (333)            23
      Loss on sale of premises and equipment                                           39             12
      Gain on sale of loans                                                          (364)             -
      Provision for deferred tax benefit                                              (63)          (333)
      Increase in interest receivable                                                (886)          (442)
      Increase in interest payable                                                  2,845            949
      Other - net                                                                  (1,639)            87
                                                                                 --------       --------
   Total adjustments                                                                1,946          2,280
                                                                                 --------       --------
Net cash provided by operating activities                                          10,105         10,134
                                                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
- -------------------------------------
Proceeds from sales of securities available for sale                               10,110         99,346
Proceeds from maturity or paydown of securities available for sale                  5,404         26,545
Purchase of securities available for sale                                        (120,567)        (1,850)
Proceeds from maturity or paydown of investment securities                         16,442         23,899
Purchase of investment securities                                                 (12,784)       (71,864)
Purchase of loans                                                                 (29,217)       (16,464)
Proceeds from sale of loans                                                        24,047          4,934
Net increase in loans                                                             (83,574)       (64,604)
Decrease in deposits with other banks                                                 116            102
Purchase of premises and equipment                                                   (813)        (1,414)
Proceeds from sale of premises and equipment                                           59             21
Proceeds from sale of other real estate owned                                         947            819
Cash received in branch purchases                                                  88,021         13,968
                                                                                 --------       --------
Net cash (used in) provided by investing activities                              (101,809)        13,438
                                                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
- ------------------------------------
Net increase in deposits                                                           53,944         30,387
Net increase (decrease) in federal funds purchased and other
   short-term borrowings                                                           19,526        (11,045)
Net increase (decrease) in repurchase agreements and secured lines of credit       18,263        (40,053)
Net increase in advances from the Federal Home Loan Bank                            5,000              -
Payments on long-term debt                                                         (1,081)          (301)
Proceeds from exercise of stock options                                                21             83
Proceeds from common stock issued for dividend reinvestment plan                        -            325
Dividends paid on common stock                                                     (2,695)        (2,273)
                                                                                 --------       --------
Net cash provided by (used in) financing activities                                92,978        (22,877)
                                                                                 --------       --------
NET INCREASE IN CASH AND DUE FROM BANKS                                             1,274            695

CASH AND DUE FROM BANKS - Beginning of year                                        42,903         36,956
                                                                                 --------       --------
CASH AND DUE FROM BANKS - End of period                                          $ 44,177       $ 37,651
                                                                                 ========       ========

             See Notes To Consolidated Financial Statements.

Part I. Item 1. Financial Information

                  FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In thousands)
                                  (Unaudited)

                                                                        For the Six Months Ended
                                                                        ------------------------
                                                                        June 30,       June 30,
                                                                          1995           1994
                                                                        ---------      ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for:

      Interest                                                            $28,494        $20,808
                                                                          =======        =======
      Income taxes                                                        $ 3,901        $ 2,340
                                                                          =======        =======

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:

   Securities purchased settling after June 30                            $   975        $20,989
                                                                          =======        =======

   Securities sold settling after June 30                                 $27,177        $   281
                                                                          =======        =======

   Transfers to other real estate owned                                   $   182        $   872
                                                                          =======        =======

   Net change in unrealized appreciation (depreciation) in securities
      available for sale, net of income tax effects                       $ 3,152        ($3,790)
                                                                          =======        =======

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

   Deposits assumed in branch acquisitions                                $96,681        $14,426
                                                                          =======        =======


            See Notes To Consolidated Financial Statements.




             FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                              (Unaudited)

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

  The consolidated balance sheets as of June 30, 1995 and June 30, 1994, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the three and six month periods ended June 30, 1995 and 1994 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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


3.  Recent Accounting Pronouncements:

         During the second quarter of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and SFAS No. 122 "Accounting for Mortgage Servicing Rights". These statements are effective for financial statements for fiscal years beginning after December 31, 1995 with earlier adoption encouraged. First Western is reviewing the effects of adopting these statements. The effect of adopting these statements on First Western's financial statements is not expected to be material.

Part 1. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of operations for the three and six months ended June 30, 1995 compared with the three and six months ended June 30, 1994:

     For the six months ended June 30, 1995, First Western's net income was $8.2 million, which was 3.9% greater than $7.9 million for the six months ended June 30, 1994. First Western's earnings per share were $1.56 for the six months ended June 30, 1995, increasing 4.0% from $1.50 for the six months ended June 30, 1994. For the first six months of 1995, earnings increased from the prior year due to increased net interest income after provision for loan losses which was offset partially by increased operating expenses. Earnings for the six months ended June 30, 1995 and 1994, exclusive of gains and losses on sales of securities, and sales of loans and other real estate owned, would have been approximately $1.44 per share and $1.34 per share, respectively. First Western's return on average assets was 1.06% for the six months ended June 30, 1995, compared with 1.16% for the first six months of 1994. The decrease in First Western's return on average assets was due primarily to a decline in First Western's net interest margin for the first six months of 1995 compared with the prior year.

     For the second quarter of 1995, First Western's net income was $4.2 million or $0.80 per share, compared with $3.9 million or $0.75 per share for the second quarter of 1994 and $4.0 million or $0.76 per share for the first quarter of 1995. First Western's net income for the second quarter of 1995 increased from the second quarter of 1994 due to increased net interest income and other income which was offset partially by higher operating expenses. Most of the increase in net interest income and other expenses was due to the acquisition of five branch offices during the first quarter of 1995. Exclusive of the net gains on the sales of securities available for sale, and sales of loans and other real estate owned, First Western's net income for the second quarter of 1995 would have been approximately $0.72 per share compared with $0.66 for the second quarter of 1994.

Net Interest Income:

        First Western's net interest income was $27.1 million for the six months ended June 30, 1995, increasing by $817,000 or 3.1% from $26.3 million for the first six months of 1994. The increase in net interest income was generated by a $173.3 million or 13.2% increase in average earning assets which was partially offset by a decline in First Western's net interest margin from 4.21% for the first six months of 1994 to 3.83% for the first six months of 1995. The increase in average earning assets was due to a $156.4 million or 18.3% increase in average loans outstanding. Average loans outstanding increased due to strong loan growth experienced throughout 1994 and during the first six months of 1995. Most of the growth in average earning assets was funded by a $158.6 million or 16.3% increase in average deposits due to the deposits acquired during the first quarter of 1995 and also due to strong growth of time deposits which resulted from an increase in overall interest rates and a more aggressive pricing strategy implemented by First Western during early 1995.

        Net interest income for the second quarter of 1995 was $13.8 million, increasing $606,000 or 4.6% from $13.2 million for the second quarter of 1994. This increase in net interest income was due to an 18.0% increase in average earning assets, partially offset by a decline in the net interest margin. First Western's net interest income increased $427,000 or 3.2% from the first quarter of 1995 to the second quarter of 1995 due to the growth in earning assets resulting from the five branch offices acquired during the first quarter of 1995.

       First Western's net interest margin or net interest income expressed as a percentage of average earning assets was 3.83% for the first six months of 1995 compared with 4.21% for the first six months of 1994. First Western's net interest margin declined as the cost of funds increased more than the yield on earning assets during a period of rising interest rates during the last six months of 1994 and the first few months of 1995. The growth of the loan portfolio helped to mitigate the compression on the net interest margin since loans generally have higher yields than other components of earning assets. The loan portfolio accounted for 67.8% of average earning assets for the first six months of 1995 compared with 64.9% for the first six months of 1994. First Western's yield on average earning assets was 8.07% for the first six months of 1995 compared with 7.54% for the first six months of 1994, an increase of 53 basis points, while the cost of funds increased 98 basis points from 3.79% to 4.77%.

        First Western's net interest margin for the second quarter of 1995 was 3.73%, compared with 4.21% for the second quarter of 1994 and 3.83% for the first quarter of 1995. The decline in the margin was due primarily to an increase in the cost of funds triggered by rising short-term interest rates during late 1994 and early 1995. The increase in interest rates had the greatest impact on First Western's borrowed funds and certificates of deposit. First Western's cost of short-term borrowings, repurchase agreements and Federal Home Loan Bank advances increased to an average cost of 5.85% for the second quarter of 1995, compared with 5.56% for the first quarter of 1995 and 4.48% for the second quarter of 1994. Similarly, the average cost of First Western's certificates of deposit increased to 5.80% for the second quarter of 1995, compared with 5.49% for the first quarter of 1995 and 4.64% for the second quarter of 1994. Borrowed funds and certificates of deposit constituted 70.1% of First Western's total interest-bearing liabilities for the first six months of 1995 compared with 65.3% for the first six months of 1994. First Western, like many other banks, experienced disintermediation of deposits from lower-costing, short-term deposits such as money market, NOW and savings accounts into higher-costing certificates of deposit primarily of six months to three years in maturity.

      First Western monitors its exposure to interest rate changes by performing simulation modeling which attempts to quantify the impact of various interest rate scenarios on First Western's balance sheet and income statement over a 24 month period. At June 30, 1995, First Western's simulation model indicates that First Western's balance sheet is liability sensitive, and as such, in a rising rate environment with no changes in the balance sheet and limited reinvestment changes, net interest income is projected to decrease modestly over a 24 month period and within First Western's asset/liability strategy and board approved limits.

Provision for Possible Loan Losses:

        First Western's provision for possible loan losses was $1.7 million for both the first six months of 1995 and 1994. Net charge-offs for the first six months of 1995 were $1.0 million compared with $787,000 for the first six months of 1994. First Western's net charge-offs for the first six months of 1995 are higher than the prior year due to increased consumer loan charge-offs and also due to a decrease in recoveries on commercial loans. Installment loan charge-offs increased $231,000 or 28.5% from $811,000 for the first six months of 1994 to $1.0 million for the first six months of 1995 due to an increase in consumer loans during this period. First Western's net charge-offs for the second quarter of 1995 were $572,000, compared with $450,000 for the first quarter of 1995 and $305,000 for the second quarter of 1994. First Western's net charge-offs by loan type are as follows (in thousands):

                                                                               Six months ended June 30,
                                                                               -------------------------
                                                                                  1995          1994
                                                                                 ------        -------
    Commercial, financial and agricultural loans..........................       $  ( 8)       $  (131)
    Real estate construction loans........................................           -              -
    Real estate mortgage loans............................................          (12)           107
    Installment loans.....................................................        1,042            811
                                                                                 ------        -------
       Total net charge-offs..............................................       $1,022        $   787
                                                                                 ======        =======
    Net charge-offs as a percentage of
       average loans......................................................         0.20%          0.19%
                                                                                 ======        =======

Other Income and Other Expenses:

     Other income increased $119,000 or 2.4% from $4.9 million for the first six months of 1994 to $5.0 million for the first six months of 1995 due primarily to gains on sales of loans and other real estate owned and increased service charges on deposits, with these increases in income offset partially by a decrease in net gains from sales of securities available for sale. The decline in net securities gains from the second quarter of 1994 to the second quarter of 1995 was more than offset by sales of loans which generated gains of $359,000 during the second quarter of 1995.

       Trust fees were $1.0 million for the first six months of 1995, decreasing $71,000 or 6.6% from $1.1 million for the first six months of 1994 due to lower estate fees recognized during the first six months of 1995 compared with the prior year. Service charges on deposit accounts increased $235,000 or 17.8% for the first six months of 1995 compared with the prior year. The increase in service charges on deposit accounts reflected an increased service charge schedule implemented by First Western during the first quarter of 1995 and also the addition of approximately $97 million of deposits acquired with the five branch offices purchased by First Western during the first quarter of 1995. The increased service charge schedule was also primarily responsible for increasing service charges on deposits by $184,000 or 26.9% for the second quarter of 1995 compared with the second quarter of 1994 and also for increasing service charges on deposits by $182,000 or 26.5% over the first quarter 1995 level. First Western's credit card program fees increased $89,000 or 16.1% from $554,000 for the first six months of 1994 to $643,000 for the first six months of 1995 reflecting the growth of First Western's credit card program.

      Other operating income increased $9906,000 or 138.1% from $656,000 for the first six months of 1994 to $1.6 million for the first six months of 1995. For the second quarter of 1995, other income was $832,000, increasing by $459,000 or 123.1% from $373,000 for the second quarter of 1994. Most of the increase in other operating income was due to gains realized on the sales of loans and other real estate owned. During the first six months of 1995, gains of $364,000 were realized as a result of First Western selling its entire portfolio of student loans and also from selling certain long-term, residential mortgage loans. The gains on the loan sales were realized during the second quarter of 1995. Sales of other real estate owned generated gains of $333,000 for the first six months of 1995 with $326,000 of these gains realized during the first quarter of 1995.

      Total other expenses increased $736,000 or 4.1% from $18.0 million for the first six months of 1994 to $18.8 million for the first six months of 1995. Total other expenses increased $444,000 or 4.9% for the second quarter of 1995 compared with the second quarter of 1994 and $384,000 or 4.2% from the first quarter of 1995. The five branch offices acquired by First Western during the first quarter of 1995 resulted in most of the increase in other expenses.

      First Western's salary and employee benefits expense increased a combined $211,000 or 2.5% for the first six months of 1995 compared with the first six months of 1994 and $117,000 or 2.8% for the second quarter of 1995 compared with the prior year. Most of the increase in salaries and employee benefits was attributable to the additional employees resulting from the five branch offices acquired and also due to normal salary and wage increases. The increase in salaries and wages expense was partially offset by decreases in the costs of certain employee benefit programs such as pension and profit sharing expense.


       Occupancy and equipment expense increased a combined $31,000 or 1.3% from the first six months of 1994 to the first six months of

1995. The five branch offices acquired during the first quarter of 1995 resulted in most of the increase in occupancy and equipment expense.

        Federal deposit insurance expense increased $128,000 or 11.6% from $1.1 million for the first six months of 1994 to $1.2 million for the first six months of 1995. This increase was attributable to an increase in First Western's insured deposits. Currently, there are several proposals to change the rates paid for deposit insurance. The recently approved rate changes for deposits insured by the Federal Deposit Insurance Corporation's Bank Insurance Fund ("BIF") is for the lowest premium to decrease 83%. Approximately 55% of First Western's deposits are insured by the BIF. This rate change will be effective when the FDIC has certified that the BIF has reached its target level which was expected to have been reached in either May or June 1995. The reduction in the BIF insurance rates will result in a decrease in First Western's annual deposit insurance expense of approximately $1.2 million. Any future decreases in insurance expense for the deposits insured by the BIF could be offset by certain Congressional proposals for rate increases or special assessments by the Savings Association Insurance Fund which insures the remaining 45% of First Western's deposits.

        First Western's advertising and promotion expense increased $138,000 or 20.4% from $678,000 for the first six months of 1994 to $816,000 for the first six months of 1995. This increase in advertising and promotion expense is primarily related to various promotions run in the market areas of the newly acquired branches.

       Other operating expenses increased $219,000 or 6.6% from $3.3 million for the first six months of 1994 to $3.5 million for the first six months of 1995. Other expenses increased $83,000 or 4.7% for the second quarter of 1995 compared with the second quarter of 1994. The amortization of the intangible assets due to the recent branch acquisitions contributed $259,000 and $184,000 of the increase in other expenses for the six and three month periods ended June 30, 1995 compared with the prior year. Another factor increasing other operating expense was the increase in postal rates. First Western's postage expense increased $40,000 or 8.6% for the first six months of 1995 compared with the first six months of 1994. Other operating expenses for the three and six months ended June 30, 1995 were reduced by a $65,000 recovery on a fraud loss that was discovered and expensed during the second quarter of 1994.

Income Taxes:

        First Western's income tax expense was $3.5 million for the first six months of 1995 compared with $3.6 million for the first six months of 1994. This decrease in income tax expense was a result of an increase in First Western's tax-exempt interest income. First Western's effective tax rate for the first six months of 1995 was 30.1%, comparable to 31.1% for the first six months of 1994.

Financial Condition as of June 30, 1995 as compared with December 31, 1994 and June 30, 1994.

        As of June 30, 1995, First Western's total assets were $1.659 billion compared with $1.455 billion at December 31, 1994 and $1.406 billion at June 30, 1994. Most of the increase from June 30, 1994 and December 31, 1994 was due to the growth of the loan portfolio funded by a $174.2 million or 17.3% increase in deposits from five recently acquired branch offices and also due to a more aggressive deposit pricing strategy employed by First Western during the first quarter of 1995. Total average assets for the first six months of 1995 were $1.549 billion compared with $1.369 billion for the first six months of 1994, an increase of 13.2%.

Loan Portfolio:

        Net loans increased $88.7 million or 9.1% during the first six months of 1995. Real estate-mortgage loans increased $59.1 million during the first six months of 1995 primarily as a result of First Western purchasing mortgage loans and also as a result of First Western expanding its use of third-party mortgage loan originators. Installment loans increased $16.8 million during the first six months of 1995, which is net of the sale of $10.8 million of student loans. During the last twelve months, most of First Western's loan growth has been in
mortgages and installment loans.    Installment loans increased as a result of
First Western expanding its network of indirect auto lending into new market areas. First Western is currently reviewing its portfolio of residential mortgage loans with the possibility of selling or securitizing a substantial portion of the residential mortgage loan portfolio. The following table shows the composition of First Western's loan portfolio at June 30, 1995, December 31, 1994 and June 30, 1994:

                                                  June 30, 1995                December 31, 1994                June 30, 1994
                                            ------------------------        -----------------------        ------------------------
                                               Amount        Percent           Amount      Percent           Amount       Percent
                                            ------------    --------        -----------   ---------        -----------   ---------
                                                                             (Dollars in Thousands)
    Commercial, financial and
      agricultural:
        Automobile floorplan loans.......      $   24,047       2.3 %          $ 25,229       2.6 %          $ 19,478       2.2 %
        Loans to municipalities..........           7,054       0.7              10,307       1.1               8,851       1.0
        Other commercial loans...........          79,698       7.5              63,662       6.5              51,078       5.7
                                               ----------     -----            --------     -----            --------     -----

          Subtotal.......................         110,799      10.5              99,198      10.2              79,407       8.9
                                               ----------     -----            --------     -----            --------     -----

    Real estate-construction.............          19,967       1.9              18,721       1.9              14,491       1.6
                                               ----------     -----            --------     -----            --------     -----

    Real estate-mortgage:
      1-4 Family residential.............         426,625      40.0             370,582      37.8             349,141      39.2
      Multi-family residential...........          29,223       2.7              30,923       3.2              31,474       3.5
      Home equity........................          37,823       3.5              37,129       3.8              37,088       4.2
      Commercial and other...............         131,201      12.3             127,176      13.0             114,524      12.9
                                               ----------     -----            --------     -----            --------     -----

        Subtotal.........................         624,872      58.5             565,810      57.8             532,227      59.8
                                               ----------     -----            --------     -----            --------     -----

    Installment:
      Credit cards.......................          37,808       3.5              39,412       4.0              30,223       3.4
      Installment and other..............         273,861      25.6             255,421      26.1             233,905      26.3
                                               ----------     -----            --------     -----            --------     -----

        Subtotal.........................         311,669      29.1             294,833      30.1             264,128      29.7
                                               ----------     -----            --------     -----            --------     -----

        Total............................      $1,067,307     100.0 %          $978,562     100.0 %          $890,253     100.0 %
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

     First Western's delinquent loans, nonaccrual loans and nonperforming assets consisted of the following at June 30, 1995, December 31, 1994 and June 30, 1994:


                                                                 June 30,   December 31,    June 30,
                                                                   1995        1994           1994
                                                                ---------   -----------    ---------
                                                                      (Dollars in Thousands)
    Loans delinquent and still accruing interest:
      Loans past due 30 to 89 days ...........................  $   6,761     $  7,370     $   6,464
      Loans past due 90 days or more .........................      1,697        1,870         1,306
                                                                ---------     --------     ---------
        Total loan delinquencies .............................  $   8,458     $  9,240     $   7,770
                                                                =========     ========     =========

    Nonaccrual loans .........................................  $   4,444     $  2,875     $   3,409
    Other real estate owned and in-substance
      foreclosed .............................................        388        1,185         1,737
                                                                ---------     --------     ---------
    Total nonperforming assets ...............................  $   4,832     $  4,060     $   5,146
                                                                =========     ========     =========

    Total nonperforming assets and loans
      past due 90 days or more ...............................  $   6,529     $  5,930     $   6,452
                                                                =========     ========     =========

    Nonaccrual loans to total loans ..........................       0.42 %       0.29 %        0.38 %

    Nonperforming assets to total loans
      and other real estate owned ............................       0.45 %       0.41 %        0.58 %

    Nonperforming assets to total assets .....................       0.29 %       0.28 %        0.37 %

    Nonperforming assets and loans past due
      90 days or more to total assets ........................       0.39 %       0.41 %        0.46 %

    Nonaccrual loans and loans past due
      90 days or more to total loans .........................       0.58 %       0.48 %        0.53 %

    Allowance for possible loan losses
      to nonaccrual loans ....................................     305.80 %     450.16 %      353.53 %

    Allowance for possible loan losses
      to loans past due 90 days or more
      and nonaccrual loans ...................................     221.33 %     272.78 %      255.61 %

    Allowance for possible loan losses to
      total loans ............................................       1.27 %       1.32 %        1.35 %

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

     First Western believes that the allowance for possible loan losses of $13.6 million at June 30, 1995 is adequate to cover losses inherent in the portfolio as of such date. However, there can be no assurance that First Western will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at June 30, 1995.


Investment Securities, Mortgage-Backed Securities, and Securities Available for
Sale:

       Investment securities and mortgage-backed securities decreased a combined $3.7 million for the first six months of 1995 with this decrease due to maturities and paydowns of securities offset partially by some securities purchases. The market value of First Western's investment securities and mortgage-backed securities held to maturity was a combined $327.9 million, $4.7 million or 1.4% below the amortized cost of $332.7 million. First Western's portfolio of investment securities and mortgage-backed securities had a market value below amortized cost of $19.4 million or 5.8% at December 31, 1994.

      Securities available for sale increased $89.2 million or 131.9% during the first six months of 1995 as First Western purchased securities with the funds provided by the branch acquisitions. Securities available for sale increased $53.6 million from $103.3 million at June 30, 1994 to $156.9 million at June 30, 1995 with most of this increase also due to the purchase of securities using the funds provided by the branch acquisitions. At June 30, 1995, First Western had net unrealized appreciation on securities available for sale of $1.5 million compared with unrealized depreciation of $3.4 million at December 31, 1994 and $1.3 million at June 30, 1994 primarily as a result of a decline in intermediate and long-term interest rates during the first six months of 1995. First Western sold securities available for sale at gains of $302,000 during the second quarter of 1995 in order to provide funds for loan growth.


Deposits:

        Total deposits increased $150.6 million or 14.6% from $1.029 billion at December 31, 1994 to $1.180 billion at June 30, 1995 with approximately $96.7 million of this increase due to the deposits acquired with the five branch offices that First Western purchased during the first quarter of 1995. Deposits also increased due to First Western implementing a more aggressive pricing strategy for time deposit products during the first quarter of 1995 in order to increase deposits. First Western continues to experience a shifting in deposits from demand and savings accounts to time accounts due to the increased rates paid on time deposits resulting from recent market interest rate increases. First Western's deposits increased $174.2 million from June 30, 1994 to June 30, 1995 with most of this growth attributable to the deposits acquired in the first quarter of 1995, along with the more aggressive pricing strategy.


Borrowed Funds:

     First Western's borrowed funds increased $42.8 million during the first six months of 1995 from $291.4 million at December 31, 1994 to $334.2 million at June 30, 1995. This increase in borrowed funds, primarily short-term borrowings and repurchase agreements, was the result of increased loan demand, particularly during the second quarter of 1995. Total borrowed funds increased $82.4 million or 32.7% from June 30, 1994 to June 30, 1995 as these additional borrowings were necessary to fund the growth of the loan portfolio.

Shareholders' Equity:

      Shareholders' equity increased $8.6 million during the first six months of 1995 primarily as a result of the retention of earnings of $5.5 million, net of cash dividends paid to shareholders. Also increasing shareholders' equity was a $3.2 million increase in the market value of securities available for sale, net of income tax effects. First Western's capital ratios declined from December 31, 1994 to June 30, 1995 primarily as a result of the five branches that were acquired in the first quarter of 1995. The branch acquisitions decreased First Western's capital ratios due to the acquisition of intangible assets which decreased First Western's Tier I capital. The branch acquisitions also increased First Western's total assets with no additional shareholders' equity. The following table presents First Western's capital ratios at June 30, 1995 and December 31, 1994:

                                                                   June 30,              December 31,
                                                                     1995                     1994
                                                                  ----------                 --------
                                                                      (Dollars in Thousands)
Tier I:
  Common shareholders' equity ..............................      $  114,716                 $106,079
  Non-exempt intangible assets .............................          (7,812)                    (504)
  Unrealized (appreciation) depreciation in securities
    available for sale .....................................            (961)                   2,191
                                                                  ----------                 --------
      Total Tier I .........................................         105,943                  107,766
                                                                  ----------                 --------
Tier II:
  Qualifying long term debt ................................               -                      301
  Qualifying allowance for possible loan losses ............          12,922                   11,528
                                                                  ----------                 --------
      Total Tier II ........................................          12,922                   11,829
                                                                  ----------                 --------
Total capital ..............................................      $  118,865                 $119,595
                                                                  ==========                 ========
Risk weighted assets .......................................      $1,025,300                 $922,235
                                                                  ==========                 ========

Tier I capital ratio .......................................         10.33%                   11.69%
                                                                  ========                 ========

Required Tier I capital ratio ..............................          4.00%                    4.00%
                                                                  ========                 ========

Total capital ratio ........................................         11.59%                   12.97%
                                                                  ========                 ========

Required total capital ratio ...............................          8.00%                    8.00%
                                                                  ========                 ========

Tier I leverage ratio ......................................          6.61%                    7.60%
                                                                  ========                 ========

Required Tier I leverage ratio * ...........................          3.00%                    3.00%
                                                                  ========                 ========

* For all but the most highly rated, low risk profile organizations, the minimum Tier I leverage ratio is to be 3% plus a cushion of 100 to 200 basis points.


Liquidity and Cash Flows:

        Liquidity is the ability to provide the cash necessary to meet customer credit needs, satisfy depositor withdrawal requirements and to pay-off short-term borrowings. One source of liquidity is cash and due from banks and short-term assets such as interest-bearing deposits in other banks and federal funds sold, which totaled $44.9 million at June 30, 1995 as compared with $43.8 million at December 31, 1994 and $38.4 million at June 30, 1994. Another source of liquidity is borrowing capability. First Western's banking subsidiaries have a variety of sources of short-term liquidity available to them, including federal funds purchased from correspondent banks, sales of securities available for sale, sales of securities under agreements to repurchase, the Federal Reserve discount window, interbank deposits, FHLB advances and loan participations or sales. First Western also generates liquidity from the regular principal payments and prepayments made on its portfolio of loans and mortgage-backed securities. First Western's banking subsidiaries had $18.1 million of unused overnight credit lines available at June 30, 1995.

       First Western's operating activities provided cash flows of $10.1 million during the first six months of 1995 and 1994. The primary source of operating cash flows was net income combined with noncash expenses such as the provision for possible loan losses and depreciation along with increased accrued interest payable.

        Investing activities used cash flows of $101.8 million in the first six months of 1995 compared with providing $13.4 million for the first six months of 1994. The five branch offices acquired during the first quarter of 1995 provided First Western with net cash flows of $88.0 million which represents the deposit liabilities assumed by First Western net of the premium paid for the deposits and the assets acquired. Most of the funds provided by the acquisition of the branches were used to purchase securities available for sale. The growth of the portfolio of securities available for sale used net cash flows of $105.1 million during the first six months of 1995. The growth of the loan portfolio during the first six months of 1995 used net cash flows of $88.7 million.
During the first six months of 1994, sales and maturities of securities available for sale provided cash flows of $125.9 million with these cash flows used to fund loan growth and also to purchase investment securities held to maturity.

      Financing activities provided cash flows of $93.0 million in the first six months of 1995 with an increase in deposits providing $53.9 million of these cash flows and increased borrowings providing $42.8 million. During the first six months of 1994, financing activities used cash flows of $22.8 million primarily as a result of decreases in repurchase agreements and federal funds purchased and other short-term borrowings. The cash flows used to decrease borrowings during the first six months of 1994 were provided by the sales of the securities available for sale during that time period.

Part II. Other Information

Items 1-5. Not applicable.

Item 6. Exhibits and Reports on Form 8-K:

        a. Exhibits:

                3.1      Bylaws

                10.1 Consulting Agreement between John W. Sant and First Western Bancorp, Inc. *

                10.2 Consulting Agreement between John R. McKinley and First Western Bancorp, Inc. *

                15.1     Letter re: Unaudited Interim Financial Information.

                27.1     Financial Data Schedule.

        b. Reports on Form 8-K: None.





______

* Indicates exhibit is a management contract or compensation plan or arrangement.

                                   Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     FIRST WESTERN BANCORP, INC.
                                          (Registrant)


August 10, 1995                       /s/ Robert H. Young
                                      Robert H. Young
                                      Senior Vice President-Finance,
                                      Secretary and Treasurer
                                      (Principal Financial Officer)

                          FIRST WESTERN BANCORP, INC.

                            EXHIBITS TO FORM 10-Q

                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                               EXHIBIT INDEX

Exhibit                                                Method of
Number                   Description                   Filing
3.1         Bylaws                                     Filed
                                                       Herewith

10.1        Consulting Agreement between John W.       Filed
            Sant and First Western Bancorp, Inc. *     Herewith

10.2        Consulting Agreement between John R.       Filed
            McKinley and First Western Bancorp,        Herewith
            Inc. *

15.1        Letter re: Unaudited Interim Financial     Filed
            Information                                herewith

27.1        Financial Data Schedule                    Filed
                                                       Herewith




______
* Indicates exhibit is a management contract or compensation plan or arrangement.