Form 10-Q
period 1995-09-30
FIRST WESTERN BANCORP INC
filed 1995-11-13
CIK 740876

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    Form 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995

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



The number of shares outstanding of the Registrant's common stock as of November 10, 1995 was:

     Common Stock, $5.00 par value - 5,167,185 shares outstanding

                           FIRST WESTERN BANCORP, INC.

                                      INDEX

                                                                 Page
                                                                Number
Part I.  Financial Information:

     Item 1.  Financial Statements:

          Independent Accountants' Report.........................  3

          Consolidated Balance Sheets:
           September 30, 1995, December 31, 1994 and
           September 30, 1994.....................................  4

          Consolidated Statements of Income:
           Three months ended September 30, 1995
           and three months ended September 30, 1994..............  5

          Consolidated Statements of Income:
           Nine months ended September 30, 1995
           and nine months ended September 30, 1994...............  6

          Consolidated Statements of Changes
           in Shareholders' Equity:
           Nine months ended September 30, 1995
           and nine months ended September 30, 1994...............  7

          Consolidated Statements of Cash Flows:
           Nine months ended September 30, 1995
           and nine months ended September 30, 1994...............  8

          Notes to Consolidated Financial Statements.............. 10

     Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations........... 12


Part II.  Other Information:

     Item 1. - Item 6. ........................................... 26

     Signature.................................................... 27


DELOITTE &
TOUCHE LLP
----------

             ------------------------------------------------------------------
             2500 One PPG Place                      Telephone:  (412) 338-7200
             Pittsburgh, Pennsylvania 15222-5401     Facsimile:  (412) 338-7380

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of First Western Bancorp, Inc.

We have reviewed the accompanying consolidated balance sheets of First Western Bancorp, Inc. and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Corporation's management.

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


/s/ DELOITTE & TOUCHE LLP

October 17, 1995

---------------
DELOITTE TOUCHE
TOHMATSU
INTERNATIONAL
---------------                       3

Part I. Item 1. Financial Information

              FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                               (Unaudited)

                                                                                  September 30,   December 31,   September 30,
                                                                                      1995            1994           1994
                                                                                  -------------   ------------   -------------
ASSETS:
-------
Cash and due from banks                                                           $      34,564   $     42,903   $      40,797
                                                                                  -------------   ------------   -------------
Interest-bearing deposits with other banks                                                  661            872             679
                                                                                  -------------   ------------   -------------
Securities available for sale
    (amortized cost of $145,351, $71,041 and $82,507)                                   146,978         67,670          80,475
                                                                                  -------------   ------------   -------------
Investment securities (market value of $126,056, $128,712 and $131,864)                 125,846        134,356         135,357
                                                                                  -------------   ------------   -------------
Mortgage-backed securities (market value of $190,323, $188,258
    and $198,518)                                                                       192,754        202,041         208,349
                                                                                  -------------   ------------   -------------
Loans available for sale (market value of $116,092)                                     115,421              -               -
Loans (net of unearned income of $40,576, $34,920 and $33,790)                        1,012,159        978,562         933,291
Less: Allowance for possible loan losses                                                 13,855         12,943          12,638
                                                                                  -------------   ------------   -------------
    Net loans                                                                         1,113,725        965,619         920,653
                                                                                  -------------   ------------   -------------
Premises and equipment                                                                   18,394         17,900          18,165
                                                                                  -------------   ------------   -------------
Other assets                                                                             23,246         23,212          16,257
                                                                                  -------------   ------------   -------------
            Total Assets                                                          $   1,656,168   $  1,454,573   $   1,420,732
                                                                                  =============   ============   =============
LIABILITIES:
------------
Deposits:
    Noninterest-bearing demand                                                    $      99,827    $    97,242   $      98,754
    Interest-bearing demand                                                              98,344        101,659         104,422
    Savings                                                                             273,476        281,953         288,828
    Time                                                                                706,063        548,555         526,694
                                                                                  -------------   ------------   -------------
        Total deposits                                                                1,177,710      1,029,409       1,018,698
                                                                                  -------------   ------------   -------------

Borrowed funds:
    Federal funds purchased and other short-term borrowings                              77,632         34,847          29,356
    Repurchase agreements and secured lines of credit                                   129,486        128,461         120,343
    Advances from the Federal Home Loan Bank                                            119,191        128,121         121,550
                                                                                  -------------   ------------   -------------
        Total borrowed funds                                                            326,309        291,429         271,249
                                                                                  -------------   ------------   -------------

Long-term debt                                                                            8,674         10,318          10,859
                                                                                  -------------   ------------   -------------
Other liabilities                                                                        26,412         17,338          15,369
                                                                                  -------------   ------------   -------------
            Total Liabilities                                                         1,539,105      1,348,494       1,316,175
                                                                                  -------------   ------------   -------------

SHAREHOLDERS' EQUITY:
---------------------
Preferred stock, no stated value, 4,000,000
    shares authorized, none issued                                                            -              -               -
Common stock, $5.00 par value, 20,000,000
    shares authorized, 7,803,278,  5,180,172  and 5,174,430 shares
    issued                                                                               39,016         25,901          25,872
Additional paid-in capital                                                               21,547         34,431          34,457
Retained earnings                                                                        56,454         47,961          45,571
Unrealized appreciation (depreciation) in securities available for sale                   1,057         (2,191)         (1,320)
Treasury stock, 52,500 shares at cost                                                    (1,011)             -               -
Unallocated common stock held by ESOP (at cost)                                               -            (23)            (23)
                                                                                  -------------   ------------   -------------
            Total Shareholders' Equity                                                  117,063        106,079         104,557
                                                                                  -------------   ------------   -------------
            Total Liabilities and Shareholders' Equity                            $   1,656,168   $  1,454,573   $   1,420,732
                                                                                  =============   ============   =============

                See Notes to Consolidated Financial Statements.

Part I. Item 1. Financial Information

                  FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                       For the Three Months Ended
                                                                      -----------------------------
                                                                      September 30,   September 30,
                                                                          1995            1994
                                                                      -------------   -------------
INTEREST INCOME:
----------------
Interest and fees on loans                                            $      23,746   $      18,864
Interest on deposits with other banks                                            11               6
Interest on securities available for sale                                     2,543           1,388
Interest and dividends on investment securities:
     Taxable interest                                                           750             842
     Tax-exempt interest                                                      1,004           1,046
Interest on mortgage-backed securities                                        2,996           3,003
Interest on federal funds sold                                                    3              10
                                                                      -------------   -------------
         Total Interest Income                                               31,053          25,159
                                                                      -------------   -------------
INTEREST EXPENSE:
-----------------
Interest on deposits:
     Demand                                                                     464             513
     Savings                                                                  1,745           1,836
     Time                                                                    10,265           6,220
Interest on borrowed funds:
     Federal funds purchased and other short-term borrowings                    576             222
     Repurchase agreements and secured lines of credit                        2,034           1,438
     Advances from the Federal Home Loan Bank                                 1,830           1,476
Interest on long-term debt                                                      183             190
                                                                      -------------   -------------
         Total Interest Expense                                              17,097          11,895
                                                                      -------------   -------------

NET INTEREST INCOME                                                          13,956          13,264
     Provision for possible loan losses                                         956           1,000
                                                                      -------------   -------------

NET INTEREST INCOME AFTER PROVISION FOR
     POSSIBLE LOAN LOSSES                                                    13,000          12,264
                                                                      -------------   -------------
OTHER INCOME:
-------------
Trust fees                                                                      479             441
Service charges on deposit accounts                                             856             678
Credit card program fees                                                        386             356
Net securities gains                                                            479              67
Other operating income                                                          807             388
                                                                      -------------   -------------
         Total Other Income                                                   3,007           1,930
                                                                      -------------   -------------
OTHER EXPENSES:
---------------
Salaries and wages                                                            3,459           3,192
Employee benefits                                                             1,022             796
Net occupancy expense                                                           805             659
Equipment rentals, depreciation and maintenance                                 561             544
Federal deposit insurance                                                       259             562
Outside examination, legal fees and consulting                                  485             338
Advertising and promotion                                                       384             320
Supplies                                                                        384             240
Outside data processing services                                                374             307
Other operating expense                                                       1,946           1,559
                                                                      -------------   -------------
        Total Other Expenses                                                  9,679           8,517
                                                                      -------------   -------------

INCOME BEFORE INCOME TAXES                                                    6,328           5,677
        Income Taxes                                                          1,948           1,707
                                                                      -------------   -------------
NET INCOME                                                            $       4,380   $       3,970
                                                                      =============   =============

EARNINGS PER SHARE                                                    $        0.56   $        0.51
                                                                      =============   =============

DIVIDENDS PER SHARE                                                   $        0.17   $        0.16
                                                                      =============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING AND COMMON SHARE EQUIVALENTS              7,838           7,858
                                                                      =============   =============

         See Notes To Consolidated Financial Statements.

Part I. Item 1. Financial Information

                  FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                        For the Nine Months Ended
                                                                      -----------------------------
                                                                      September 30,   September 30,
                                                                          1995            1994
                                                                      -------------   -------------
INTEREST INCOME:
----------------
Interest and fees on loans                                            $      67,676   $      54,144
Interest on deposits with other banks                                            32              13
Interest on securities available for sale                                     7,314           5,730
Interest and dividends on investment securities:
     Taxable interest                                                         2,376           2,093
     Tax-exempt interest                                                      3,015           3,043
Interest on mortgage-backed securities                                        8,953           8,151
Interest on federal funds sold                                                  117              16
                                                                      -------------   -------------
         Total Interest Income                                               89,483          73,190
                                                                      -------------   -------------
INTEREST EXPENSE:
-----------------
Interest on deposits:
     Demand                                                                   1,473           1,480
     Savings                                                                  5,798           5,215
     Time                                                                    28,291          17,624
Interest on borrowed funds:
     Federal funds purchased and other short-term borrowings                  1,048             590
     Repurchase agreements and secured lines of credit                        5,671           3,802
     Advances from the Federal Home Loan Bank                                 5,583           4,413
Interest on long-term debt                                                      572             528
                                                                      -------------   -------------
         Total Interest Expense                                              48,436          33,652
                                                                      -------------   -------------

NET INTEREST INCOME                                                          41,047          39,538
     Provision for possible loan losses                                       2,626           2,737
                                                                      -------------   -------------

NET INTEREST INCOME AFTER PROVISION FOR
     POSSIBLE LOAN LOSSES                                                    38,421          36,801
                                                                      -------------   -------------
OTHER INCOME:
-------------
Trust fees                                                                    1,489           1,522
Service charges on deposit accounts                                           2,410           1,997
Credit card program fees                                                      1,029             910
Net securities gains                                                            715           1,343
Other operating income                                                        2,369           1,044
                                                                      -------------   -------------
         Total Other Income                                                   8,012           6,816
                                                                      -------------   -------------
OTHER EXPENSES:
---------------
Salaries and wages                                                           10,055           9,503
Employee benefits                                                             3,079           2,927
Net occupancy expense                                                         2,171           2,015
Equipment rentals, depreciation and maintenance                               1,704           1,666
Federal deposit insurance                                                     1,487           1,662
Outside examination, legal fees and consulting                                1,063             956
Advertising and promotion                                                     1,200             998
Supplies                                                                      1,169           1,026
Outside data processing services                                              1,029             912
Other operating expense                                                       5,476           4,870
                                                                      -------------   -------------
        Total Other Expenses                                                 28,433          26,535
                                                                      -------------   -------------

INCOME BEFORE INCOME TAXES                                                   18,000          17,082
        Income Taxes                                                          5,461           5,258
                                                                      -------------   -------------
NET INCOME                                                            $      12,539   $      11,824
                                                                      =============   =============

EARNINGS PER SHARE                                                    $        1.60   $        1.51
                                                                      =============   =============

DIVIDENDS PER SHARE                                                   $        0.52   $        0.45
                                                                      =============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING AND COMMON SHARE EQUIVALENTS              7,849           7,854
                                                                      =============   =============

         See Notes To Consolidated Financial Statements.

    Part I. Item 1. Financial Information

                  FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                         For the Nine Months Ended September 30, 1995
                                                  -------------------------------------------------------------------------------
                                                                                          Unrealized
                                                                                         Appreciation             Common Stock
                                                                                        (Depreciation)            Held by ESOP
                                                   Common Stock                         in Securities              (at Cost)
                                                  ---------------              Retained    Available   Treasury  ---------------
                                                  Shares   Amount    Surplus   Earnings     for Sale     Stock   Shares   Amount
                                                  ------------------------------------------------------------------------------
    Balance - January 1, 1995                      5,180   $25,901   $34,431   $47,961     $(2,191)         $-     (1)     $(23)

    Net income                                         -         -         -    12,539           -           -      -         -

    Cash dividends paid ($0.52 per share)              -         -         -    (4,046)          -           -      -         -

    Purchased stock allocated to ESOP
        participants                                   -         -         -         -           -           -      1        23

    Exercise of options, net of shares redeemed       15        75       (54)        -           -           -      -         -

    Common stock issued for dividend reinvestment      7        35       175         -           -           -      -         -

    Treasury stock purchased                           -         -         -         -           -      (1,011)     -         -

    Net change in unrealized appreciation
       (depreciation) in securities available
        for sale                                       -         -         -         -       3,248           -      -         -

    Fifty percent stock dividend declared
        October 17, 1995                           2,601    13,005   (13,005)        -           -           -      -         -
                                                  ------------------------------------------------------------------------------
    Balance - September 30, 1995                   7,803   $39,016   $21,547   $56,454      $1,057     $(1,011)     -        $-
                                                  ==============================================================================




                                                                         For the Nine Months Ended September 30, 1994
                                                  -------------------------------------------------------------------------------
                                                                                          Unrealized
                                                                                         Appreciation             Common Stock
                                                                                        (Depreciation)            Held by ESOP
                                                   Common Stock                         in Securities              (at Cost)
                                                  ---------------              Retained    Available             ---------------
                                                  Shares   Amount    Surplus   Earnings     for Sale             Shares   Amount
                                                  ------------------------------------------------------------------------------
    Balance - January 1, 1994                      5,153   $25,763   $34,158   $37,263      $2,925                 (7)    $(109)

    Net income                                         -         -         -    11,824           -                  -         -

    Cash dividends paid ($0.45 per share)              -         -         -    (3,516)          -                  -         -

    Purchased stock allocated to ESOP
        participants                                   -         -         -         -           -                  6        86

    Exercise of options, net of shares redeemed       10        54        29         -           -                  -         -

    Common stock issued for dividend reinvestment     11        55       270         -           -                  -         -

    Net change in unrealized appreciation
       (depreciation) in securities available
        for sale                                       -         -         -         -      (4,245)                 -         -
                                                  ------------------------------------------------------------------------------
    Balance - September 30, 1994                   5,174   $25,872   $34,457   $45,571     $(1,320)                (1)     $(23)
                                                  =============================================================================



      See Notes To Consolidated Financial Statements.

Part I. Item 1. Financial Information

              FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                               (Unaudited)
                                                                                  For the Nine Months Ended
                                                                                -----------------------------
                                                                                September 30,   September 30,
                                                                                    1995            1994
                                                                                -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net income                                                                       $     12,539    $     11,824
                                                                                -------------   -------------
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                                      1,674           1,640
      Amortization and accretion                                                          (15)            342
      Provision for possible loan losses                                                2,626           2,737
      Gain on sale of securities                                                         (715)         (1,343)
      Gain on sale of real estate owned                                                  (578)             (4)
      Loss on sale of premises and equipment                                               40              33
      Gain on sale of loans                                                              (423)             (5)
      Provision for deferred tax benefit                                                  (48)           (538)
      (Increase) decrease in interest receivable                                       (1,295)            129
      Increase in interest payable                                                      4,258           1,632
      Other - net                                                                        (967)           (482)
                                                                                -------------   -------------
   Total adjustments                                                                    4,557           4,141
                                                                                -------------   -------------
Net cash provided by operating activities                                              17,096          15,965
                                                                                -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Proceeds from sales of securities available for sale                                   56,695         117,638
Proceeds from maturity or paydown of securities available for sale                     10,696          30,749
Purchase of securities available for sale                                            (129,760)        (11,772)
Proceeds from maturity or paydown of investment securities                             32,715          33,107
Purchase of investment securities                                                     (15,085)        (84,169)
Purchase of loans                                                                     (30,761)        (19,050)
Proceeds from sale of loans                                                            28,056           6,366
Net increase in loans                                                                (146,937)       (106,927)
Decrease in deposits with other banks                                                     211             132
Purchase of premises and equipment                                                     (1,043)         (1,535)
Proceeds from sale of premises and equipment                                               99             134
Proceeds from sale of other real estate owned                                           1,555           1,177
Cash received in branch purchases                                                      88,021          13,968
                                                                                -------------   -------------
Net cash used in by investing activities                                             (105,538)        (20,182)
                                                                                -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
Net increase in deposits                                                               51,671          43,307
Net increase (decrease) in federal funds purchased and other
   short-term borrowings                                                               42,785          (5,944)
Net increase (decrease) in repurchase agreements and secured lines of credit            1,025         (26,345)
Net (decrease) increase in advances from the Federal Home Loan Bank                    (8,930)            600
Payments on long-term debt                                                             (1,645)           (538)
Proceeds from exercise of stock options                                                    21              83
Proceeds from common stock issued for dividend reinvestment plan                          210             325

Stock allocated to ESOP participants                                                       23              86
Treasury stock purchased                                                               (1,011)              -
Dividends paid on common stock                                                         (4,046)         (3,516)
                                                                                -------------   -------------
Net cash provided by financing activities                                              80,103           8,058
                                                                                -------------   -------------
NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS                                     (8,339)          3,841

CASH AND DUE FROM BANKS - Beginning of year                                            42,903          36,956
                                                                                -------------   -------------
CASH AND DUE FROM BANKS - End of period                                          $     34,564    $     40,797
                                                                                =============   =============

             See Notes To Consolidated Financial Statements.

Part I. Item 1. Financial Information

                  FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In thousands)
                                  (Unaudited)

                                                                                  For the Nine Months Ended
                                                                                -----------------------------
                                                                                September 30,   September 30,
                                                                                    1995            1994
                                                                                -------------   -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for:

      Interest                                                                  $      44,178   $      32,020
                                                                                =============   =============
      Income taxes                                                              $       5,510   $       4,672
                                                                                =============   =============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:

   Securities purchased settling after September 30                             $       5,861   $           -
                                                                                =============   =============


   Transfers to other real estate owned                                         $         254   $       1,050
                                                                                =============   =============

   Net change in unrealized appreciation (depreciation) in securities
      available for sale, net of income tax effects                             $       3,248   $      (4,245)
                                                                                =============   =============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

   Deposits assumed in branch acquisitions                                      $      96,681   $      14,426
                                                                                =============   =============


            See Notes To Consolidated Financial Statements.




FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (Unaudited)

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

      The consolidated balance sheets as of September 30, 1995 and September 30, 1994, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the three and nine month periods ended September 30, 1995 and 1994 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

      The financial statements and notes are presented as permitted by Form 10-Q. The interim statements are unaudited and should be read in conjunction with the financial statements and notes thereto contained in First Western's 1994 Annual Report on Form 10-K.


2.  Earnings Per Share:

      Earnings per common share are based on the weighted average number of common shares outstanding and common share equivalents in each period. Weighted average shares outstanding include common share equivalents under First Western's Incentive Stock Option Plan for Key Officers. All per share amounts have been restated for the effect of a three-for-two stock split effected in the form of a 50% stock dividend declared on October 17, 1995 with a record date of October 30, 1995, to be paid on November 17, 1995.


3. Recent Accounting Pronouncements:

      During the second quarter of 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and SFAS No. 122 "Accounting for Mortgage Servicing Rights". These Statements are effective for fiscal years beginning after December 31, 1995 with earlier adoption encouraged. First Western will adopt these statements on January 1, 1996 and is currently reviewing the effects of adopting these statements. The effects of adopting these statements on First Western's financial statements is not expected to be material.

      In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires adoption no later than fiscal years beginning after December 15, 1995. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, but would be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the company had applied the new method of accounting. First Western has not yet determined if it will elect the fair value method of accounting for stock options or elect to disclose such information only in the notes to financial statements.

  Part 1. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of operations for the three and nine months ended September 30, 1995 compared with the three and nine months ended September 30, 1994:

      For the nine months ended September 30, 1995, First Western's net income was $12.5 million, 6.0% greater than net income of $11.8 million for the nine months ended September 30, 1994. First Western's earnings per share were $1.60 for the nine months ended September 30, 1995, increasing 6.0% from $1.51 for the nine months ended September 30, 1994. For the first nine months of 1995, earnings increased from the prior year due to increased net interest income after provision for loan losses and increased other income, which was offset partially by increased operating expenses. Earnings for the nine months ended September 30, 1995 and 1994, exclusive of net gains on sales of securities and sales of loans and other real estate owned, would have been approximately $1.46 per share and $1.39 per share, respectively. First Western's return on average assets was 1.06% for the nine months ended September 30, 1995, compared with the 1.15% for the first nine months of 1994. The decrease in First Western's return on average assets was due primarily to a decline in First Western's net interest margin for the first nine months of 1995 compared with the prior year.

      For the third quarter of 1995, First Western's net income was $4.4 million or $0.56 per share, compared with $4.0 million or $0.51 per share for the third quarter of 1994. First Western's net income for the third quarter of 1995 increased from the third quarter of 1994 due to increased other income and net interest income which was offset partially by higher operating expenses. Most of the increase in net interest income and other expenses was due to the acquisition of five branch offices during the first quarter of 1995. Exclusive of the net gains on the sales of securities available for sale and sales of loans and other real estate owned, First Western's net income for the third quarter of 1995 would have been approximately $0.49 per share compared with $0.50 for the third quarter of 1994.

Net Interest Income:

      First Western's net interest income was $41.0 million for the nine months ended September 30, 1995, increasing $1.5 million or 3.8% from $39.5 million for the first nine months of 1994. The increase in net interest income was generated by a $186.1 million or 14.0% increase in average earning assets which was partially offset by a decline in First Western's net interest margin from 4.17% for the first nine months of 1994 to 3.79% for the first nine months of 1995. The increase in average earning assets was due to a $165.8 million or 19.0% increase in average loans outstanding. Average loans outstanding increased due to strong loan growth experienced throughout 1994 and during the first nine months of 1995. Most of the growth in average earning assets was funded by a $162.7 million or 16.5% increase in average deposits due to the deposits acquired during the first quarter of 1995 and also due to strong growth of time deposits which resulted from a more aggressive pricing strategy used by First Western primarily during early 1995.

      Net interest income for the third quarter of 1995 was $14.0 million, increasing $692,000 or 5.2% from $13.3 million for the third quarter of 1994. This increase in net interest income was due to a 15.7% increase in average earning assets, partially offset by a decline in the net interest margin.

      First Western's net interest margin or net interest income expressed as a percentage of average earning assets was 3.79% for the first nine months of 1995 compared with 4.17% for the first nine months of 1994. First Western's net interest margin declined as the cost of funds increased more than the yield on earning assets during a period of rising interest rates during late 1994 and early 1995. The growth of the loan portfolio helped to mitigate the compression on the net interest margin since loans generally have higher yields than other components of earning assets. The loan portfolio comprised 68.6% of average earning assets for the first nine months of 1995 compared with 65.7% for the first nine months of 1994. First Western's yield on average earning assets was 8.07% for the first nine months of 1995 compared with 7.55% for the first nine months of 1994, an increase of 52 basis points, while the cost of funds increased 95 basis points from 3.85% to 4.80%.

      First Western's net interest margin for the third quarter of 1995 was 3.71%, compared with 4.09% for the third quarter of 1994 and 3.73% for the second quarter of 1995. The decline in the margin was due primarily to an increase in the cost of funds triggered by rising short-term interest rates during late 1994 and early 1995. The increase in interest rates had the greatest impact on First Western's borrowed funds and certificates of deposit. First Western's cost of short-term borrowings, repurchase agreements and Federal Home Loan Bank advances increased 102 basis points to an average cost of 5.83% for the third quarter of 1995, compared with 4.81% for the third quarter of 1994. Similarly, the average cost of First Western's certificates of deposit increased 98 basis points to 5.80% for the third quarter of 1995, compared with 4.82% for the third quarter of 1994. Borrowed funds and certificates of deposit constituted 70.1% of First Western's total interest-bearing liabilities for the first nine months of 1995.

      First Western monitors its exposure to interest rate changes by performing simulation modeling which attempts to quantify the impact of various interest rate scenarios on First Western's balance sheet and income statement over a 24 month period. First Western's recent simulation modeling indicates that First Western's net interest income will decline approximately four percent over a 24 month period in a falling interest rate environment. First Western's recent simulation modeling also indicates that a 200 basis point rising interest rate environment will have a minimal impact on First Western's net interest income over a 24 month period. The results of First Western's recent simulation modeling are within First Western's asset/liability strategy and board approved limits.

Provision for Possible Loan Losses:

      First Western's provision for possible loan losses was $2.6 million for the first nine months of 1995, down slightly from $2.7 million for the first nine months of 1994. Net charge-offs for the first nine months of 1995 were $1.7 million compared with $1.2 million for the first nine months of 1994. First Western's net charge-offs for the first nine months of 1995 are higher than the prior year due to increased consumer loan charge-offs and also due to a decrease in recoveries on commercial loans. Installment loan charge-offs increased $362,000 or 26.1% from $1.4 million for the first nine months of 1994 to $1.8 million for the first nine months of 1995 due primarily to a 22.7% increase in average consumer loans outstanding during this period and also due to an increase in the percentage of consumer loans delinquent more than 30 days. First Western's net charge-offs for the third quarter of 1995 were $692,000, compared with $414,000 for the third quarter of 1994. First Western's net charge-offs by loan type are as follows (in thousands):


                                                                               Nine months ended September 30,
                                                                               -------------------------------
                                                                                  1995                 1994
                                                                               ----------           ----------
    Commercial, financial and agricultural loans..........................     $      (30)          $     (275)
    Real estate construction loans........................................              -                    -
    Real estate mortgage loans............................................             (7)                  87
    Installment loans.....................................................          1,751                1,389
                                                                               ----------           ----------
       Total net charge-offs..............................................     $    1,714           $    1,201
                                                                               ==========           ==========
    Net charge-offs as a percentage of
       average loans......................................................           0.22%                0.18%
                                                                               ==========           ==========



Other Income and Other Expenses:

      Other income increased $1.2 million or 17.5% from $6.8 million for the first nine months of 1994 to $8.0 million for the first nine months of 1995 due primarily to gains on sales of other real estate owned and loans and increased service charges on deposits, with these increases in income offset partially by a decrease in net gains from sales of securities available for sale. Net gains from sales of securities available for sale and gains realized on the sale of other real estate owned were the primary contributors to the increase in other income from $1.9 million for the third quarter of 1994 to $3.0 million for the third quarter of 1995.

      Service charges on deposit accounts increased $413,000 or 20.7% for the first nine months of 1995 compared with the prior year. The increase in service charges on deposit accounts reflected an increased service charge schedule implemented by First Western during the first quarter of 1995 and also the addition of approximately $97 million of deposits acquired with the five branch offices purchased by First Western during the first quarter of 1995. The new service charge schedule and the acquired deposits were also primarily responsible for increasing service charges on deposits $178,000 or 26.3% for the third quarter of 1995 compared with the third quarter of 1994. First Western's credit card program fees increased $119,000 or 13.1% from $910,000 for the first nine months of 1994 to $1.0 million for the first nine months of 1995 reflecting the growth of First Western's credit card program.


      Other operating income increased $1.3 million or 126.9% from $1.1 million for the first nine months of 1994 to $2.4 million for the first nine months of 1995. For the third quarter of 1995, other income was $807,000, increasing $419,000 or 108.0% from $388,000 for the third quarter of 1994. Most of these increases in other operating income were due to gains realized on the sales of loans and other real estate owned. Sales of other real estate owned generated gains of $578,000 for the first nine months of 1995 with $245,000 of these gains realized during the third quarter of 1995. During the first nine months of 1995, gains of $423,000 were realized as a result of First Western selling its entire portfolio of student loans and also from the sale of certain long-term, residential mortgage loans. First Western realized gains on the sale of loans of $59,000 during the third quarter of 1995. Other operating income also increased from the prior year due to increased commissions on the sales of mutual funds and annuities, increased Automated Teller Machine card fees and higher penalties on the early withdrawal of certificates of deposit.

      Total other expenses increased $1.9 million or 7.2% from $26.5 million for the first nine months of 1994 to $28.4 million for the first nine months of 1995. Total other expenses increased $1.2 million or 13.6% for the third quarter of 1995 compared with the third quarter of 1994. The five branch offices acquired by First Western during the first quarter of 1995 resulted in approximately two-thirds of the increase in other expenses.

      First Western's salary and employee benefits expense increased a combined $704,000 or 5.7% for the first nine months of 1995 compared with the first nine months of 1994 and $493,000 or 12.4% for the third quarter of 1995 compared with the prior year. Approximately one-half of the increase in salaries and employee benefits was attributable to the additional employees resulting from the five branch offices acquired. Salaries and benefits expense also increased due to normal salary and wage increases. The increase in salaries and wages expense was partially offset by decreases in the costs of certain employee benefit programs.

      Occupancy and equipment expense increased a combined $194,000 or

5.3% from the first nine months of 1994 to the first nine months of 1995. The five branch offices acquired during the first quarter of 1995 resulted in most of the increase in occupancy and equipment expense. During the third quarter of 1995, First Western recorded a $100,000 charge as occupancy expense to accrue for the estimated costs to abandon two leased branch offices as these offices will soon be vacated with customer accounts being transferred to newly constructed or renovated facilities nearby.

      Federal deposit insurance expense decreased $175,000 or 10.5% from $1.7 million for the first nine months of 1994 to $1.5 million for the first nine months of 1995. This decrease was attributable to a refund received from the Federal Deposit Insurance Corporation's ("FDIC") Bank Insurance Fund ("BIF") for the deposits insured by the BIF, with the impact of this refund partially offset by an increase in First Western's insured deposits. The total refund received by First Western from the BIF in September 1995 was $410,000 which represents a refund of the overpayment of deposit insurance resulting from a decrease in BIF insurance rates that was retroactive to June 1995. The decrease in BIF insurance rates will also result in a reduction in First Western's FDIC insurance expense for deposits insured by the BIF going forward. Approximately 55% of First Western's deposits are insured by the BIF. Any future decreases in insurance expense for the deposits insured by the BIF could be offset by possible rate increases or special assessments by the Savings Association Insurance Fund ("SAIF") which insures the remaining 45% of First Western's deposits. There are currently several proposals in Congress to change the insurance rates paid for deposits insured by the SAIF. One prominent proposal calls for a special assessment on institutions with funds insured by the SAIF. If this proposal for a special assessment on SAIF insured deposits is adopted it could result in a one-time, pre-tax charge to First Western of approximately $4.2 million at the currently proposed special assessment rates of $0.85 per $100 of deposits insured by the SAIF.

      First Western's advertising and promotion expense increased $202,000 or 20.2% from $998,000 for the first nine months of 1994 to $1.2 million for the first nine months of 1995. This increase in advertising and promotion expense is primarily related to various promotions run in the market areas of the newly acquired branches.

      Other operating expenses increased $606,000 or 12.4% from $4.9 million for the first nine months of 1994 to $5.5 million for the first nine months of 1995. Other expenses increased $387,000 or 24.8% for the third quarter of 1995 compared with the third quarter of 1994. The amortization of the intangible assets due to the recent branch acquisitions added $480,000 and $221,000 to the increase in other expenses for the nine and three month periods, respectively, ended September 30, 1995 compared with the prior year.

Income Taxes:

      First Western's income tax expense was $5.5 million for the first nine months of 1995 compared with $5.3 million for the first nine months of 1994. This increase in income tax expense was a result of an increase in First Western's pre-tax income. First Western's effective tax rate for the first nine months of 1995 was 30.3%, comparable to 30.8% for the first nine months of 1994.

      As discussed in the footnotes to First Western's 1994 Annual Report, should First Western convert its thrift subsidiary, First Western Bank , Federal Savings Bank, from a thrift charter to a bank charter, First Western would, under present law, incur a liability for income taxes of $2.2 million not previously recorded. In addition to the SAIF one-time payment proposal noted above, Congress is currently proposing the elimination of the portion of most thrifts' bad debt reserve liability related to such build-up in such tax reserves prior to 1988. Should such proposals become law, this potential liability related to thrift charter conversions would be removed, eliminating this as an obstacle to changing the thrift charter or merging the thrift subsidiary with the bank subsidiary under last year's interstate banking legislation.

Financial Condition as of September 30, 1995 as compared with December 31, 1994 and September 30, 1994.

      As of September 30, 1995, First Western's total assets were $1.656 billion compared with $1.455 billion at December 31, 1994 and $1.421 billion at September 30, 1994. Most of the increase from September 30, 1994 and December 31, 1994 was due to the growth of the loan portfolio funded by an increase in deposits from five recently acquired branch offices and also due to a more aggressive deposit pricing strategy employed by First Western during the first quarter of 1995. Total average assets for the first nine months of 1995 were $1.575 billion compared with $1.380 billion for the first nine months of 1994, an increase of 14.2%.

Loan Portfolio:

      Net loans increased $149.0 million or 15.2% during the first nine months of 1995. Real estate-mortgage loans increased $110.5 million during the first nine months of 1995 with most of this increase in residential mortgage loans. Mortgage loans have increased as a result of First Western purchasing mortgage loans and also as a result of First Western expanding its use of third-party mortgage loan originators. Installment loans increased $18.5 million during the first nine months of 1995, which is net of the sale of $10.8 million of student loans as First Western does not intend to hold student loans in the future. During the last twelve months, most of First Western's loan growth has been in mortgages and installment loans.
Installment loans increased as a result of First Western expanding its network of indirect auto lending into new market areas. At September 30, 1995, First Western classified $115.4 million of the residential mortgage loan portfolio as loans available for sale. The loans that are classified as available for sale at September 30, 1995 consisted of $14.9 million of recent fixed-rate loan originations that will be sold directly to the Federal Home Loan Mortgage Corporation and $100.5 million of seasoned loans which First Western will securitize with the intention of selling the resulting securities during the fourth quarter of 1995. First Western will also securitize an additional $14.6 million of seasoned loans, not currently classified as available for sale, with no immediate intention of selling the resulting securities. The following table shows the composition of First Western's loan portfolio at September 30, 1995, December 31, 1994 and September 30, 1994:

                                               September 30, 1995             December 31, 1994             September 30, 1994
                                            ------------------------       ----------------------       ------------------------
                                               Amount        Percent          Amount      Percent           Amount       Percent
                                            ------------    --------       -----------   --------        -----------    --------
                                                                            (Dollars in Thousands)
    Commercial, financial and agricultural:
        Automobile floorplan loans.......   $     24,529         2.2%      $    25,229        2.6%       $    17,778         1.9%
        Loans to municipalities..........         12,203         1.1            10,307        1.1             10,780         1.2
        Other commercial loans...........         78,006         6.9            63,662        6.5             56,258         6.0
                                            ------------    --------       -----------   --------        -----------    --------
          Subtotal.......................        114,738        10.2            99,198       10.2             84,816         9.1
                                            ------------    --------       -----------   --------        -----------    --------
    Real estate-construction.............         23,171         2.1            18,721        1.9             17,063         1.8
                                            ------------    --------       -----------   --------        -----------    --------
    Real estate-mortgage:
      1-4 Family residential.............        463,905        41.1           370,582       37.8            359,893        38.6
      Multi-family residential...........         36,034         3.2            30,923        3.2             31,622         3.4
      Home equity........................         39,544         3.5            37,129        3.8             36,793         3.9
      Commercial and other...............        136,833        12.1           127,176       13.0            120,214        12.9
                                            ------------    --------       -----------   --------        -----------    --------
        Subtotal.........................        676,316        59.9           565,810       57.8            548,522        58.8
                                            ------------    --------       -----------   --------        -----------    --------
    Installment:
      Credit cards.......................         39,167         3.5            39,412        4.0             34,457         3.7
      Installment and other..............        274,188        24.3           255,421       26.1            248,433        26.6
                                            ------------    --------       -----------   --------        -----------    --------
        Subtotal.........................        313,355        27.8           294,833       30.1            282,890        30.3
                                            ------------    --------       -----------   --------        -----------    --------
        Total............................   $  1,127,580       100.0%      $   978,562      100.0%       $   933,291       100.0%
                                            ============    ========       ===========   ========        ===========    ========

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

      First Western's delinquent loans, nonaccrual loans and nonperforming assets consisted of the following at September 30, 1995, December 31, 1994 and September 30, 1994:

                                                                September 30,   December 31,   September 30,
                                                                    1995            1994           1994
                                                                -------------   ------------   -------------
                                                                      (Dollars in Thousands)
    Loans delinquent and still accruing interest:
      Loans past due 30 to 89 days ...........................  $       8,323   $      7,370   $       5,272
      Loans past due 90 days or more .........................          1,973          1,870           1,745
                                                                -------------   ------------   -------------
        Total loan delinquencies .............................  $      10,296   $      9,240   $       7,017
                                                                =============   ============   =============

    Nonaccrual loans .........................................  $       5,108   $      2,875   $       3,018
    Other real estate owned ..................................             97          1,185           1,572
                                                                -------------   ------------   -------------
    Total nonperforming assets ...............................  $       5,205   $      4,060   $       4,590
                                                                =============   ============   =============

    Total nonperforming assets and loans
      past due 90 days or more ...............................  $       7,178   $      5,930   $       6,335
                                                                =============   ============   =============

    Nonaccrual loans to total loans ..........................           0.45 %         0.29 %         0.32 %

    Nonperforming assets to total loans
      and other real estate owned ............................           0.46 %         0.41 %         0.49 %

    Nonperforming assets to total assets .....................           0.31 %         0.28 %         0.32 %

    Nonperforming assets and loans past due
      90 days or more to total assets ........................           0.43 %         0.41 %         0.45 %

    Nonaccrual loans and loans past due
      90 days or more to total loans .........................           0.63 %         0.48 %         0.51 %

    Allowance for possible loan losses
      to nonaccrual loans ....................................         271.23 %       450.16 %       418.75 %

    Allowance for possible loan losses
      to loans past due 90 days or more
      and nonaccrual loans ...................................         195.66 %       272.78 %       265.34 %

    Allowance for possible loan losses to
      total loans ............................................           1.23 %         1.32 %         1.35 %

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

      First Western believes that the allowance for possible loan losses of $13.9 million at September 30, 1995 is adequate to cover losses inherent in the portfolio as of such date. However, there can be no assurance that First Western will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at September 30, 1995.


Investment Securities, Mortgage-Backed Securities, and Securities Available for Sale:

      Investment securities and mortgage-backed securities decreased a combined $17.8 million for the first nine months of 1995 with this decrease due to maturities and paydowns of securities offset partially by some securities purchases. The market value of First Western's investment securities and mortgage-backed securities held to maturity was a combined $316.4 million, $2.2 million or 0.7% below the amortized cost of $318.6 million. First Western's portfolio of investment securities and mortgage-backed securities had a market value below amortized cost of $19.4 million or 5.8% at December 31, 1994.

      Securities available for sale increased $79.3 million or 117.2% during the first nine months of 1995 as First Western purchased securities with the funds provided by the branch acquisitions. Securities available for sale increased $66.5 million from $80.5 million at September 30, 1994 to $147.0 million at September 30, 1995 with most of this increase due to the purchase of securities using the funds provided by the acquisition of the branch offices during the first quarter of 1995. At September 30, 1995, First Western had net unrealized appreciation on securities available for sale of $1.6 million compared with unrealized depreciation of $3.4 million at December 31, 1994 and $2.0 million at September 30, 1995 primarily as a result of a decline in intermediate and long-term interest rates during the second and third quarters of 1995. First Western sold securities available for sale during the second and third quarters of 1995 in order to provide funds for loan growth.


Deposits:

      Total deposits increased $148.3 million or 14.4% from $1.029 billion at December 31, 1994 to $1.178 billion at September 30, 1995 with approximately $96.7 million of this increase due to the deposits acquired with the five branch offices that First Western purchased during the first quarter of 1995. Deposits also increased due to First Western implementing a more aggressive pricing strategy for time deposit products during the first quarter of 1995 in order to increase deposits. First Western continues to experience a shifting in deposits from demand and savings accounts to time accounts due to the increased rates paid on time deposits. First Western's deposits increased $159.0 million from September 30, 1994 to September 30, 1995 with most of this growth attributable to the deposits acquired in the first quarter of 1995, along with the more aggressive pricing strategy.


Borrowed Funds:

      First Western's borrowed funds increased $34.9 million during the first nine months of 1995 from $291.4 million at December 31, 1994 to $326.3 million at September 30, 1995. This increase in borrowed funds, primarily short-term borrowings, was the result of increased loan demand, particularly during the second and third quarters of 1995. Total borrowed funds increased $55.1 million or 20.3% from September 30, 1994 to September 30, 1995 as these additional borrowings were necessary to fund the growth of the loan portfolio.


Shareholders' Equity:

      Shareholders' equity increased $11.0 million during the first nine months of 1995 primarily as a result of the retention of earnings of $8.5 million, net of cash dividends paid to shareholders. Also increasing shareholders' equity was a $3.2 million increase in the market value of securities available for sale, net of income tax effects. On October 17, 1995, First Western's Board of Directors declared a three-for-two stock split effected in the form of a 50% stock dividend with a record date of October 30, 1995, to be paid November 17, 1995. During the third quarter of 1995, First Western repurchased 52,500 shares of common stock, restated for the three-for-two stock split, at a cost of $1.0 million in accordance with a common stock repurchase program approved by First Western's Board of Directors in July 1995. At their meeting on October 17, 1995, First Western's Board of Directors also authorized the repurchase of up to $2.0 million of First Western common stock for allocation to employees through the current Employee Stock Ownership Plan using external financing sources.

      First Western's capital ratios declined from December 31, 1994 to September 30, 1995 primarily as a result of the branches that were acquired in the first quarter of 1995. The branch acquisition decreased First Western's capital ratios due to the intangible assets which decreased First Western's Tier I capital. The branch acquisitions also increased First Western's total assets with no additional shareholders' equity. The following table presents First Western's capital ratios at September 30, 1995 and December 31, 1994:

                                                                  September 30,              December 31,
                                                                      1995                       1994
                                                                  -------------              ------------
                                                                         (Dollars in Thousands)
Tier I:
  Common shareholders' equity ..............................      $     117,063              $    106,079
  Non-exempt intangible assets .............................             (7,602)                     (504)
  Unrealized (appreciation) depreciation in securities
    available for sale .....................................             (1,057)                    2,191
                                                                  -------------              ------------
      Total Tier I .........................................            108,404                   107,766
                                                                  -------------              ------------
Tier II:
  Qualifying long term debt ................................                  -                       301
  Qualifying allowance for possible loan losses ............             13,094                    11,528
                                                                  -------------              ------------
      Total Tier II ........................................             13,094                    11,829
                                                                  -------------              ------------
Total capital ..............................................      $     121,498              $    119,595
                                                                  =============              ============
Risk weighted assets .......................................      $   1,039,124              $    922,235
                                                                  =============              ============

Tier I capital ratio .......................................              10.43%                    11.69%
                                                                  =============              ============

Required Tier I capital ratio ..............................               4.00%                     4.00%
                                                                  =============              ============

Total capital ratio ........................................              11.69%                    12.97%
                                                                  =============              ============

Required total capital ratio ...............................               8.00%                     8.00%
                                                                  =============              ============

Tier I leverage ratio ......................................               6.70%                     7.60%
                                                                  =============              ============

Required Tier I leverage ratio * ...........................               3.00%                     3.00%
                                                                  =============              ============

* For all but the most highly rated, low risk profile organizations, the minimum Tier I leverage ratio is to be 3% plus a cushion of 100 to 200 basis points.

Liquidity and Cash Flows:

      Liquidity is the ability to provide the cash necessary to meet customer credit needs, satisfy depositor withdrawal requirements and to pay-off short-term borrowings. One source of liquidity is cash and due from banks and short-term assets such as interest-bearing deposits in other banks and federal funds sold, which totaled $35.2 million at September 30, 1995 as compared with $43.8 million at December 31, 1994 and $41.5 million at September 30, 1994. Another source of liquidity is borrowing capability. First Western's banking subsidiaries have a variety of sources of short-term liquidity available to them, including federal funds purchased from correspondent banks, sales of securities available for sale, sales of securities under agreements to repurchase, the Federal Reserve discount window, interbank deposits, FHLB advances and loan participations or sales. First Western also generates liquidity from the regular principal payments and prepayments made on its portfolio of loans and mortgage-backed securities. First Western's banking subsidiaries had $13.8 million of unused overnight credit lines available at September 30, 1995.

      First Western's operating activities provided cash flows of $17.1 million during the first nine months of 1995 compared with $16.0 million during the first nine months of 1994. The primary source of operating cash flows was net income combined with noncash expenses such as the provision for possible loan losses and depreciation along with increased accrued interest payable.

      Investing activities used cash flows of $105.5 million during the first nine months of 1995 compared with using cash flows of $20.2 million for the first nine months of 1994. The five branch offices acquired during the first quarter of 1995 provided First Western with net cash flows of $88.0 million which represents the deposit liabilities assumed by First Western net of the premium paid for the deposits and the assets that were purchased. Most of the funds provided by the acquisition of the branches were initially used to purchase securities available for sale. The growth of the portfolio of securities available for sale used net cash flows of $62.4 million during the first nine months of 1995. The growth of the loan portfolio during the first nine months of 1995 used net cash flows of $149.6 million. During the first nine months of 1994, sales and maturities of securities available for sale provided cash flows of $136.6 million with these cash flows used to fund loan growth and also to purchase investment securities held to maturity.

      Financing activities provided cash flows of $80.1 million in the first nine months of 1995 with an increase in deposits providing $51.7 million of these cash flows and increased borrowings providing $34.9 million. During the first nine months of 1994, financing activities provided cash flows of $8.1 million primarily as a result of an increase in deposits of $43.3 million, with some of these cash flows used to decrease repurchase agreements and federal funds purchased and other short-term borrowings.

Part II. Other Information

Items 1-5. Not applicable.

Item 6. Exhibits and Reports on Form 8-K:

      a. Exhibits:

           15.1 Letter re: Unaudited Interim Financial Information.

           27.1 Financial Data Schedule.

      b. Reports on Form 8-K:

                Registrant filed a Current Report on Form 8-K under Item 5, dated July 18, 1995, in respect of the Board of Director's of Registrant authorizing a common stock repurchase program.

                                   Signature

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    FIRST WESTERN BANCORP, INC.
                                          (Registrant)


November 10, 1995                   /s/ Robert H. Young
                                    Robert H. Young
                                    Senior Vice President-Finance,
                                    Secretary and Treasurer
                                    (Principal Financial Officer)

                          FIRST WESTERN BANCORP, INC.

                             EXHIBITS TO FORM 10-Q

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                 EXHIBIT INDEX



Exhibit                                                Method of
Number                   Description                   Filing

15.1        Letter re: Unaudited Interim Financial     Filed
            Information                                herewith

27.1        Financial Data Schedule                    Filed
                                                       herewith