Form 10-K
period 1995-12-31
FIRST WESTERN BANCORP INC
filed 1996-03-26
CIK 740876

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
    FOR THE TRANSITION PERIOD FROM                          TO

                         COMMISSION FILE NUMBER 0-13882

                          FIRST WESTERN BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                   PENNSYLVANIA                             25-1461570
          (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)                Identification No.)

101 EAST WASHINGTON STREET, NEW CASTLE, PENNSYLVANIA                 16101
     (Address of principal executive offices)                      (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (412) 652-8550
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                      COMMON STOCK, PAR VALUE $5 PER SHARE
                               ------------------

                              Title of each class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                                ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of Common Stock, par value $5 per share, held by non-affiliates (based upon the closing sale price on the NASDAQ National Market System on March 25, 1996), was approximately $206,676,000.

     As of March 25, 1996, there were 7,726,188 shares of Common Stock, par value $5 per share, outstanding.

                      Documents Incorporated by Reference:

     Portions of the First Western Bancorp, Inc. 1995 Annual Report to Shareholders are incorporated by reference in Part I and Part II hereof.

     Portions of the First Western Bancorp, Inc. 1996 Annual Proxy Statement to Shareholders are incorporated by reference in Part III hereof.

                          FIRST WESTERN BANCORP, INC.

                                   FORM 10-K

                          YEAR ENDED DECEMBER 31, 1995

                                     INDEX

                                                                                        PAGE
                                                                                       NUMBER
                                                                                       ------
                                            PART I
Item 1.   Business..................................................................       1
          Executive Officers........................................................       6
Item 2.   Properties................................................................      10
Item 3.   Legal Proceedings.........................................................      12
Item 4.   Submission of Matters to a Vote of Security Holders.......................      12
                                           PART II
Item 5.   Market for the Registrant's Common Equity and Related Matters.............      13
Item 6.   Selected Financial Data...................................................      13
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations..............................................................      13
Item 8.   Financial Statements and Supplementary Data...............................      13
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure..............................................................      13
                                           PART III
Item 10.  Directors and Executive Officers of the Registrant........................      13
Item 11.  Executive Compensation....................................................      13
Item 12.  Security Ownership of Certain Beneficial Owners and Management............      13
Item 13.  Certain Relationships and Related Transactions............................      13
                                           PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........      14
Signatures..........................................................................      15

                                     PART I

ITEM 1. BUSINESS

GENERAL

     First Western Bancorp, Inc. ("First Western"), headquartered in New Castle, Pennsylvania, is a multi-institutional holding company which provides retail and commercial banking and trust services through 42 community banking offices in western Pennsylvania and northeastern Ohio. First Western was incorporated under the laws of the Commonwealth of Pennsylvania in 1982. First Western has two wholly-owned banking subsidiaries: First Western Bank, National Association ("First Western Bank, N.A."), and First Western Bank, Federal Savings Bank ("First Western Bank, F.S.B.") (These two subsidiaries are collectively referred to as the "Banking Subsidiaries"). First Western also has a wholly-owned nonbank subsidiary, First Western Trust Services Company ("Trust Services") (The Banking Subsidiaries and Trust Services are collectively referred to as the "Subsidiaries.") Effective December 31, 1995, First Western's mortgage banking subsidiary, Residential Mortgage Company of America, was merged into the parent company. At December 31, 1995, First Western had total assets of $1.6 billion, net loans of $1.0 billion, deposits of $1.2 billion and shareholders' equity of $122 million.

     First Western offers a variety of financial services through its Subsidiaries. The Banking Subsidiaries provide a full range of retail and commercial banking products including personal and commercial checking accounts, savings and time deposit accounts, money market demand accounts, safe deposit facilities, credit cards, installment and other consumer loans, short and long-term credit facilities, and consumer and commercial mortgages to individuals and small to medium sized businesses. First Western also offers a number of products through Trust Services, including corporate trust, personal trust, custody and account administration services and financial services such as investment planning, managed assets, mutual fund sales and annuity sales.

THE SUBSIDIARIES

  First Western Bank, N.A.

     First Western Bank, N.A., traces its history in New Castle, Pennsylvania to 1855. First Western Bank, N.A. is a member of the Federal Reserve System, and most of its deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"), with certain deposits acquired from the Resolution Trust Corporation insured by the Savings Association Insurance Fund ("SAIF") of the FDIC. As of December 31, 1995, First Western Bank, N.A. had 23 community banking offices in Lawrence, Beaver, Butler and Allegheny Counties, Pennsylvania. At December 31, 1995, First Western Bank, N.A. had total assets of $1.0 billion.

  First Western Bank, F.S.B.

     First Western Bank, F.S.B. traces its history in Sharon, Pennsylvania to 1872. The deposits of First Western Bank, F.S.B. are insured by the SAIF. First Western Bank, F.S.B. has 19 community banking offices in Mercer, Erie, Butler and Venango Counties, Pennsylvania and Ashtabula and Lake Counties, Ohio. At December 31, 1995, First Western Bank, F.S.B. had total assets of approximately $576 million.

     During the first quarter of 1995, First Western Bank, F.S.B. purchased the Andover, Ohio banking office of Peoples Bank, N.A. of Ashtabula, Ohio. This branch had approximately $13 million of deposits at the time of acquisition. Also during the first quarter of 1995, First Western Bank, F.S.B. purchased four banking offices located in northeastern Ohio in Lake and Ashtabula Counties from Union Federal Savings Bank of Indianapolis, Indiana. These branches had approximately $84 million of deposits at the time of acquisition. All of the acquired deposits are insured by the SAIF.

  Trust Services

     Trust Services, a Pennsylvania trust company, commenced operations in January 1991. At December 31, 1995, Trust Services held, as agent or fiduciary, trust assets of approximately $434 million in market value.

Trust Services maintains offices in New Castle, Beaver, Hermitage and Erie, Pennsylvania, at the offices of the Banking Subsidiaries. Trust Services provides personal and corporate trust services to customers in the market areas served by the Banking Subsidiaries, as well as financial services such as mutual fund and annuity sales, managed asset allocation, and other investment services.

COMPETITION

     First Western's Subsidiaries are subject to intense competition in all aspects and areas of their business from banks and other financial institutions, including savings and loan associations, savings banks, finance companies, credit unions and other providers of financial services, such as mutual funds, brokerage firms, credit companies and insurance companies. The Subsidiaries also compete with nonfinancial institutions, including retail stores that maintain their own credit programs and governmental agencies that make available low cost or guaranteed loans to certain borrowers. First Western competes in its market areas with a number of much larger financial institutions with substantially greater resources, larger lending limits and a wider array of commercial banking services.

     First Western's Subsidiaries have been able to compete effectively with other financial institutions in their respective market areas. The Subsidiaries emphasize customer service in an effort to establish long-term customer relationships and to build customer loyalty. First Western provides personnel, capital, a larger combined lending limit and consolidated services such as data processing, accounting, loan review and compliance, internal audit and trust services to the Banking Subsidiaries to enhance their ability to compete effectively in, and provide a wide variety of financial services to, their respective markets. First Western provides overall direction to the Banking Subsidiaries in the areas of credit policy and administration, strategic planning, investment portfolio management, asset/liability management, human resource and benefit plan administration and other financial and administrative services. With the centralization of these back-office and administrative services, First Western refers to itself as a supercommunity bank, providing superior, decentralized banking services and loan decision making through community offices.

EMPLOYEES

     First Western and its Subsidiaries had the following full-time equivalent employees at December 31, 1995:

            First Western.................................................   215
            First Western Bank, N.A.......................................   254
            First Western Bank, F.S.B.....................................   107
            Trust Services................................................    26
                                                                             ---
              Total.......................................................   602
                                                                             ===

SUPERVISION AND REGULATION

  First Western

     Bank Holding Company Status. First Western is registered as a "bank holding company" under the Bank Holding Company Act of 1956 (the "Bank Holding Company Act"). As such, First Western is subject to the provisions of that legislation and to supervision by the Federal Reserve Board. First Western is required to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or acquire ownership or control of any voting securities of any bank, if, after giving effect to such acquisition, First Western would own or control more than 5% of the voting shares of such bank. A registered bank holding company is also prohibited, with limited exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging directly or indirectly in any business not closely related to the business of banking or of managing or controlling banks. One of the exceptions to these prohibitions permits ownership of the shares of any company the activities of which the Federal Reserve Board, after due notice and opportunity for hearing, by regulation or order has determined to be so closely related to the business of banking and of managing or controlling banks as to be proper incident thereto. These activities include operating a mortgage brokerage company, finance company, credit card company, factoring company or securities brokerage company; performing certain data processing and other back office operations; providing investment and financial advice to financial and nonfinancial institutions and to certain high net worth individuals; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full payout, nonoperating basis; limited powers to underwrite the issuance of certain debt instruments and certain equity offerings; and, as a result of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), the ability to acquire and operate savings and loan associations.

     Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board regulations or both. This doctrine has become known as the "source of strength" doctrine. Although the United States Court of Appeals for the Fifth Circuit struck down the Federal Reserve Board's source of strength doctrine in 1990, saying the Federal Reserve Board had no authority to assert the doctrine under the Bank Holding Company Act, the decision was reversed by the United States Supreme Court on procedural grounds. The validity of the source of strength doctrine is likely to continue to be the subject of litigation until definitively resolved by the courts or by Congress.

     In August 1989, FIRREA was signed into law. Although FIRREA's primary thrust is directed at savings and loan associations, certain provisions also have a significant impact on bank holding companies and banks insured by the FDIC. One such provision imposes upon each depository institution potential liability for any loss incurred by the FDIC in connection with (i) the default of its "sister" institutions (controlled either by the institution or by the same holding company) or (ii) any FDIC assistance provided to a sister institution in danger of default. Thus, each Banking Subsidiary of First Western could be liable for any loss to the FDIC caused by the other Banking Subsidiary upon receipt of written notice from the FDIC within two years of such loss.

     Effective in October 1989, the Federal Reserve Board amended Regulation Y to permit bank holding companies to acquire savings associations (healthy or otherwise) in accordance with the provisions of FIRREA. The acquisition of a savings association by a bank holding company is not considered to be an acquisition of a bank under the Bank Holding Company Act. Acquired savings associations must, however, limit their activities to those permissible for bank holding companies and their subsidiaries.

     Effective March 1990, the Pennsylvania Banking Code removed all restrictions concerning the number of banks that a Pennsylvania bank holding company may own or control in Pennsylvania.

     The Pennsylvania Banking Code also provides for "reciprocal interstate banking," which, under certain circumstances, allows a bank holding company located in another state to acquire control of a bank or bank holding company in Pennsylvania. The other jurisdiction must authorize Pennsylvania bank holding companies to acquire banks or bank holding companies within its boundaries on terms and conditions substantially no more restrictive than those imposed on its own domestic bank holding companies. At present, a number of states have adopted legislation permitting the acquisition by an out-of-state bank holding company of the shares of an in-state bank.

     In September 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 was passed. This legislation significantly changes the laws governing interstate banking. Beginning on September 29, 1995, bank holding companies may acquire banks located in any state, despite former prohibitive state statutes, subject to certain conditions. Beginning on June 1, 1997, banks may merge or consolidate on an interstate basis. States may elect to "opt-out" of this provision by enacting legislation before June 1, 1997 that expressly prohibits interstate bank mergers. This act also permits banks to branch into other states on a de novo basis provided that the state has enacted a law that permits de novo interstate branch banking.

     Savings and Loan Holding Company Regulation. By virtue of its acquisition of First Federal of Western Pennsylvania, now First Western Bank, F.S.B., in November 1990, First Western became subject to regulation by the Office of Thrift Supervision (the "OTS") as a savings and loan holding company. As such, First Western is subject to OTS examination and reporting requirements relating to savings and loan holding companies. In addition, the OTS has enforcement authority over First Western. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to First Western Bank, F.S.B.

     First Western is a nondiversified unitary savings and loan holding company. First Western generally is not subject to activity restrictions as a unitary savings and loan holding company, provided that First Western Bank, F.S.B. remains a qualified thrift lender ("QTL"). If First Western Bank, F.S.B. failed the QTL test, or if First Western acquired an additional savings association (other than in a transaction designated by the Federal banking regulators as necessary for supervisory reasons), First Western could not engage in, or continue after such failure, directly or through its other subsidiaries, any business activities not permitted to multiple savings and loan holding companies or their subsidiaries. Because First Western is subject to limitations on its activities by virtue of its status as a bank holding company, its activities would generally not be further limited if it became subject to the limitations applicable to multiple savings and loan holding companies, although some such activities could require prior OTS approval.

     First Western must obtain approval from the OTS before acquiring control of another savings association or savings and loan holding company. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

     Securities Regulation. First Western Common Stock is registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and, as such, First Western is subject to various reporting and other requirements under the Exchange Act and to regulation by the Securities and Exchange Commission (the "Commission").

  The Banking Subsidiaries

     Federal and state laws and regulations govern many aspects of the business of First Western's Banking Subsidiaries, including permissible types, amounts, and terms of loans, investments, and acceptances, amounts of reserves against deposits and restrictions on dividends and other intercompany transactions. The abilities of the banking subsidiaries to pay dividends to First Western are described in Note 16 of the Notes to Consolidated Financial Statements included in First Western's 1995 Annual Report to Shareholders (the "1995 Annual Report"). The operations of such subsidiaries are subject to examination and regulation by one or more of the following: The Federal Reserve Board, the Office of the Comptroller of the Currency ("OCC"), the FDIC and the OTS.

     First Western Bank, N.A. is a national bank and is subject to the supervision of, and regulation by, the OCC. First Western Bank, F.S.B. is a federally chartered savings bank and is subject to the supervision of, and regulation by, the OTS and the FDIC.

     First Western Bank, N.A. and First Western Bank, F.S.B. are individually subject to regulatory capital requirements that are generally comparable to those imposed on First Western. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Shareholders' Equity" in the 1995 Annual Report. In computing compliance with the requirements applicable to First Western Bank, F.S.B., however, certain of its investments in subsidiaries, goodwill and other assets are required to be deducted from total assets and, subject to certain phase-in provisions, from capital, and certain assets are weighted differently for purposes of calculating the risk weighted capital requirement. In addition, FIRREA imposed on all savings associations, including First Western Bank, F.S.B., a tangible capital requirement, mandating tangible capital of at least 1.5% of adjusted total assets. Tangible capital is generally defined in the same manner as Tier I capital and adjusted total assets are calculated on the same basis as for the leverage limit. Although OTS regulations currently prescribe a leverage requirement of 3% of Tier I capital to total assets for all savings associations, it is expected that the OTS, like the Federal Reserve Board, the OCC and the FDIC, will require an additional cushion of 100 to 200 basis points for all but the most highly rated institutions. At December 31, 1995, First Western Bank, N.A. and First Western Bank, F.S.B. met all applicable leverage requirements.

     The deposits of First Western Bank, N.A. and First Western Bank, F.S.B. are insured up to $100,000 per insured depositor (as defined by law and regulation) by the FDIC through the BIF and SAIF. The FDIC has adopted regulations effective in 1993 that impose risk based insurance premiums on all insured depository institutions.

     First Western Bank, N.A. and First Western Bank, F.S.B. are subject to provisions of federal law restricting various aspects of their operations, including their ability to extend credit to, to engage in various other transactions with, or to invest in the stock or securities of, First Western.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), enacted on December 19, 1991, recapitalized the BIF and imposed certain supervisory and regulatory reforms on the banking industry. The following is a summary of certain key provisions of the FDICIA.

     The FDICIA increased the FDIC's authorization to borrow from the United States Treasury from $5 billion to $30 billion for bank losses and authorized an additional $40 billion in borrowings from the United States Treasury for working capital purposes. Borrowings would be repaid from deposit insurance assessments, including special assessments, on banks such as First Western Bank, N.A., and the issuance of FDIC obligations to BIF member banks.

     The FDICIA required the federal bank regulators to establish specific capital standards for five categories of insured depository institutions: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". Any institution classified as "undercapitalized," is required to submit a capital restoration plan to its federal bank regulator and is subject to operational restrictions. Greater restrictions, and ultimately, receivership, may be imposed with respect to institutions that are "significantly undercapitalized" or "critically undercapitalized". First Western Bank, N.A. is currently classified as "well capitalized" and First Western Bank, F.S.B. is currently classified as "adequately capitalized".

     The BIF insurance rates decreased from $0.23 per $100 of deposits to $0.04, retroactive to June 1995. This decrease plus a further decrease to a zero premium as of January 1, 1996 will also result in a reduction of First Western's FDIC insurance expense for deposits insured by the BIF going forward. Approximately 55% of First Western's deposits are insured by the BIF. The 1996 decrease in insurance expense for the deposits insured by the BIF could be offset by possible rate increases or special assessments by the SAIF which insures the remaining 45% of First Western's deposits. There are currently several proposals in Congress to change the insurance rates paid for deposits insured by SAIF. One prominent proposal calls for a special assessment on institutions with funds insured by the SAIF. If this proposal for a special assessment on SAIF insured deposits is adopted it could result in a one-time, pre-tax charge to First Western of approximately $4.2 million at the current proposed special assessment rates of $0.85 per $100 of deposits insured by the SAIF, with a subsequent rate cut in the semi-annual SAIF assessment.

     The federal bank regulatory agencies are required to adopt uniform capital and accounting rules. The accounting rules require supplemental disclosure in reports to the banking agencies of mark to market valuation of assets and liabilities and of contingent assets and liabilities.

EXECUTIVE OFFICERS

     The following table sets forth the names, ages (as of January 31, 1996), present positions and business experience of all executive officers of First Western. Immediately following the Annual Meeting of Shareholders to be held on April 16, 1996, the directors of First Western will elect executive officers to serve for the next year.

          NAME             AGE                             POSITION HELD
-------------------------  ----      ---------------------------------------------------------
FIRST WESTERN
John R. McKinley            44       Chairman of the Board, First Western; Chairman of the
                                     Board, First Western Bank, N.A.
Thomas J. O'Shane           48       President and Chief Executive Officer, First Western;
                                     Chairman of the Board, First Western Bank, F.S.B.
Robert H. Young             39       Senior Vice President-Finance, Secretary and Treasurer
Thomas S. Mansell           56       Senior Vice President, Legal Counsel, and Assistant
                                     Secretary
Robert E. Cimini            49       Senior Vice President-Consumer Lending and Marketing
Donald D. Wehn              41       Senior Vice President-Residential Mortgage Lending
John A. Zercher             43       Senior Vice President-Management Information Systems
Dean M. Gouin               32       Senior Vice President-Commercial Lending
Richard L. Rausch           46       Vice President-Human Resources

FIRST WESTERN BANK, N.A.
Stephen R. Sant (1)         49       President and Chief Executive Officer, First Western
                                     Bank, N.A. and Senior Vice President-Retail Banking,
                                     First Western

FIRST WESTERN BANK, F.S.B.
Kathleen L. Lewis           44       President and Chief Executive Officer, First Western,
                                     F.S.B. and Senior Vice President--Community Office
                                     Management, First Western

TRUST SERVICES
Fred J. Liskowski           49       President and Chief Executive Officer
Samuel I. Haines, Jr.       41       Executive Vice President and Trust Officer

---------

(1) Stephen R. Sant, President and Chief Executive Officer of First Western Bank, N.A. is the nephew of John W. Sant, Director and former Chairman of First Western.

FIRST WESTERN

John R. McKinley

President, Remington's Restaurant Group (restaurant company) since 1987; Chairman, First Western since April 1995; Vice Chairman, First Western from April 1992 until April 1995; Chairman, First Western Bank, N.A.; Director First Western Bank, N.A., First Western Bank, F.S.B. and Trust Services; Chairman of Executive and Compensation Committees of First Western; Director of First Western since 1986.

Thomas J. O'Shane

Chief Executive Officer, First Western since January 1991; President, First Western since February 1990; Chairman, First Western Bank, F.S.B. since June 1991; President and Chief Executive Officer, First National Bank of Western Pennsylvania ("First National"), a predecessor of First Western Bank, N.A., from 1988 until June 1991; Chief Operating Officer, First Western from February 1990 until December 1990; Director, First Western Bank, N.A., First Western Bank, F.S.B. and Trust Services; Member of the Executive Committee of First Western; Director of First Western since 1988.

Robert H. Young

Senior Vice President-Finance, First Western since January 1991; Secretary and Treasurer, First Western since June 1988; Vice President-Finance from June 1988 until December 1990.

Thomas S. Mansell

Senior Vice President, First Western since January 1991; Assistant Secretary and Legal Counsel, First Western; Senior Vice President-Officer in Charge of Trusts and Legal Counsel to First National, prior to 1991; Director,
Trust Services; Director, First Western since 1990.

Robert E. Cimini

Senior Vice President-Consumer Lending and Marketing, First Western since January 1993; President and Chief Executive Officer, First National from June 1991 until September 1993; Executive Vice President, First National from January 1991 until June 1991; Senior Vice President-Consumer Services from January 1989 until December 1990; Director, First Western Bank, N.A.

Donald D. Wehn

Senior Vice President-Residential Mortgage Lending, First Western since January 1994; President and Chief Executive Officer-Residential Mortgage Company of America from May 1994 until December 1995; Vice President-Mortgage Lending, Strategic Planning and Special Projects, First Western from October 1992 until December 1993; Senior Vice President, Beaver Trust Company ("Beaver Trust") a predecessor of First Western Bank, N.A., from January 1991 until September 1992.

John A. Zercher

Senior Vice President-Management Information Services, First Western since January 1994; Vice President- Management Information Services, First Western from April 1989 until December 1993.

Dean M. Gouin

Senior Vice President-Commercial Lending, First Western since April 1995; Vice President-Commercial Lending, First Western from June 1994 until April 1995; Senior Vice President-Commercial Lending, First Western Bank, N.A. since June 1994; Vice President-Commercial Lending, First Western Bank, N.A. from June 1993 until May 1994; Manager-Consulting Group, Deloitte & Touche LLP from September 1990 until May 1993.

Richard L. Rausch

Vice President-Human Resources, First Western since April 1992; Senior Staff Assistant to Industrial Relations, General Motors prior to April 1992.

FIRST WESTERN BANK, N.A.

Stephen R. Sant

President and Chief Executive Officer, First Western Bank, N.A. since September 1993; Senior Vice President-Retail Banking, First Western since January 1993; President and Chief Executive Officer, Beaver Trust from April 1992 until September 1993; President and Chief Executive Officer, First Federal of Western Pennsylvania ("First Federal"), a predecessor of First Western Bank, F.S.B., from December 1990 until April 1992; Vice President, First Western from June 1990 until November 1990, President and Chief Executive Officer, First National Bank of Chillicothe, Chillicothe, Illinois, from October 1985 until June 1990.

FIRST WESTERN BANK, F.S.B.

Kathleen L. Lewis

President and Chief Executive Officer, First Western Bank, F.S.B. since April 1992; Senior Vice President-Community Office Management, First Western since April 1995; Vice President-Director of Human

Resources, First Western from September 1991 until April 1992; Vice President-Director of Internal Audit; First Western from January 1987 until September 1991.

TRUST SERVICES

Fred J. Liskowski

President and Chief Executive Officer, Trust Services since April 1994; Investment Executive, Paine Webber from August 1992 until April 1994; Executive Vice President and Chief Financial Officer, Ellwood City Hospital, prior to August 1992.

Samuel I. Haines, Jr.

Executive Vice President and Trust Officer, Trust Services since April 1994; President and Chief Executive Officer, Trust Services from January 1991 until April 1994; Vice President and Trust Officer, First National from January 1988 until December 1990.

STATISTICAL DISCLOSURES BY BANK HOLDING COMPANIES

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     The required information is incorporated by reference to pages 47 through 48 of the 1995 Annual Report.

II. INVESTMENT PORTFOLIO

  A. Book Value of Investment Portfolio:

                                                                    DECEMBER 31,
                                                         ----------------------------------
                                                           1995         1994         1993
                                                         --------     --------     --------
                                                                   (IN THOUSANDS)
    Held to Maturity:
      U.S. Government agencies and corporations......    $ 29,591     $ 43,760     $ 17,956
      Mortgage-backed securities.....................     145,550      202,041      191,916
      Obligations of states and political
         subdivisions................................      83,223       80,189       73,360
      Other securities...............................       1,201       10,407        9,890
                                                         --------     --------     --------
              Total..................................    $259,565     $336,397     $293,122
                                                         ========     ========     ========

                                                                    DECEMBER 31,
                                                         ----------------------------------
                                                           1995         1994         1993
                                                         --------     --------     --------
                                                                   (IN THOUSANDS)
    Available for sale:
      U.S. Treasury securities.......................    $  2,064     $  6,933     $ 13,286
      U.S. Government agencies and corporations......      29,852           --           --
      Mortgage-backed securities.....................     190,529       56,425      206,668
      Other securities...............................      24,535        4,312        3,538
                                                         --------     --------     --------
              Total..................................    $246,980     $ 67,670     $223,492
                                                         ========     ========     ========

  B. Maturity and Yield Information

     The required information is incorporated by reference to pages 56 through 57 in the 1995 Annual Report.

  C. There are no issues included in obligations of states and political subdivisions or other securities which exceed ten percent of shareholders' equity.

III. LOAN PORTFOLIO

  A. Types of Loans

     The required information is incorporated by reference to page 53 in the 1995 Annual Report.

  B. Maturities and sensitivities of loans to interest rates at December 31, 1995:

                                                                DUE AFTER
                                                    DUE IN        1 BUT         DUE
                                                    1 YEAR       WITHIN        AFTER
                                                    OR LESS      5 YEARS      5 YEARS      TOTAL
                                                    -------     ---------     -------     --------
                                                                   (IN THOUSANDS)
Commercial, financial and agricultural..........    $48,716      $33,425      $38,018     $120,159
Real estate--construction.......................     11,860        3,558        9,083       24,501
                                                    -------     ---------     -------     --------
       Total....................................    $60,576      $36,983      $47,101     $144,660
                                                    =======      =======      =======     ========
Sensitivity of loans to interest rates:
  Predetermined interest rates..................    $ 4,351      $11,310      $10,612     $ 26,273
  Floating interest rates.......................     56,225       25,673       36,489      118,387
                                                    -------     ---------     -------     --------
       Total....................................    $60,576      $36,983      $47,101     $144,660
                                                    =======      =======      =======     ========

  C. Risk Elements

     The following table presents information concerning nonaccrual loans, restructured loans and loans past due 90 days or more. Commercial and mortgage loans are placed on nonaccrual status when in the opinion of management collection of principal or interest is doubtful and the loan is not both well secured and in the process of collection. Installment and credit card loans are generally charged off between 90 and 180 days past due or when deemed uncollectible in the opinion of management. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction to principal as long as doubt exists as to collection. A loan is characterized as restructured if for reasons related to the borrower's financial difficulties a concession is granted that would not otherwise be considered.

                                                                DECEMBER 31,
                                             --------------------------------------------------
                                              1995       1994       1993       1992       1991
                                             ------     ------     ------     ------     ------
                                                              (IN THOUSANDS)
    Nonaccrual............................   $4,959     $2,875     $5,186     $8,715     $3,459
    Restructured..........................       --         --         76         81         86
    Past due 90 days or more..............    2,648      1,870      1,960      1,029      1,048
                                             ------     ------     ------     ------     ------
         Total............................   $7,607     $4,745     $7,222     $9,825     $4,593
                                             ======     ======     ======     ======     ======

     The gross interest income that would have been recorded for 1995 for nonaccrual and restructured loans outstanding as of December 31, 1995 as though the loans had been current in accordance with their original terms was approximately $392,000. First Western recognized interest income of $93,000 during 1995 for nonaccrual and restructured loans.

     There were no potential problem loans outstanding at the end of any period presented for which there was serious doubt as to the ability of the borrower to comply with present loan repayment terms except as discussed above.

     At December 31, 1995, First Western did not have any concentrations of loans to borrowers engaged in similar activities exceeding 10% of total loans, net of unearned income.

IV. SUMMARY OF LOAN LOSS EXPERIENCE

  A. Analysis of Loan Loss Experience

     The required information is incorporated by reference to page 49 of the 1995 Annual Report.

  B. Allocation of the Allowance for Possible Loan Losses:

                                                                        DECEMBER 31
                        ---------------------------------------------------------------------------------------------------------
                               1995                  1994                  1993                  1992                 1991
                        ------------------    ------------------    ------------------    ------------------    -----------------
                                  PERCENT               PERCENT               PERCENT               PERCENT              PERCENT
                                 OF LOANS              OF LOANS              OF LOANS              OF LOANS             OF LOANS
                                  IN EACH               IN EACH               IN EACH               IN EACH              IN EACH
                                 CATEGORY              CATEGORY              CATEGORY              CATEGORY             CATEGORY
                                 TO TOTAL              TO TOTAL              TO TOTAL              TO TOTAL             TO TOTAL
                        AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT    LOANS
                        -------  ---------    -------  ---------    -------  ---------    -------  ---------    ------  ---------
                                                                 (DOLLARS IN THOUSANDS)
Commercial, financial
  and agricultural...   $ 2,847      11.7%    $ 2,855      10.2%    $ 3,737      10.1%    $ 4,478      10.9%    $3,036      10.6%
Real
estate--construction...      --       2.4          --       1.9          --       1.7          --       1.8         --       2.9
Real
  estate--mortgage...     1,610      57.5       1,045      57.8         957      60.5       2,041      58.2      1,873      61.3
Installment..........     5,197      28.4       4,020      30.1       3,067      27.7       1,726      29.1      1,616      25.2
Unallocated..........     4,494       N/A       5,023       N/A       3,341       N/A       2,601       N/A      2,351       N/A
                        -------    ------     -------    ------     -------    ------     -------    -------    ------    ------
  Total..............   $14,148     100.0%    $12,943     100.0%    $11,102     100.0%    $10,846     100.0%    $8,876     100.0%
                        =======    ======     =======    ======     =======    ======     =======    ======     ======    ======

     For additional information see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 52 through 56 of the 1995 Annual Report.

V. DEPOSITS

  A. Average deposits and rates paid by type:

                                              1995                  1994                 1993
                                       ------------------     ----------------     ----------------
                                         AMOUNT      RATE      AMOUNT     RATE      AMOUNT     RATE
                                       ----------    ----     --------    ----     --------    ----
                                                           (DOLLARS IN THOUSANDS)
Noninterest-bearing demand
  deposits..........................   $   95,771     --      $ 91,465     --      $ 84,371     --
Interest-bearing deposits:
     Demand and money market
       deposits.....................      208,124    2.60%     214,704    2.30%     228,501    2.57%
     Savings deposits...............      179,101    2.30      175,711    2.35      168,448    2.74
     Time deposits..................      673,140    5.70      512,598    4.79      486,616    4.91
                                       ----------    ----     --------    ----     --------    ----
          Total.....................   $1,156,136    4.14%    $994,478    3.38%    $967,936    3.55%
                                        =========    ====     ========    ====     ========    ====

  B. Maturities of time deposits of $100,000 or more at December 31, 1995:

                                                                   (IN THOUSANDS)
            3 months or less....................................      $ 42,736
            Over 3 through 6 months.............................         8,183
            Over 6 through 12 months............................        13,896
            Over 12 months......................................         1,994
                                                                   --------------
                 Total..........................................      $ 66,809
                                                                   ==============

VI. RETURN ON EQUITY AND ASSETS

     The required information is incorporated by reference to page 43 of the 1995 Annual Report.

VII. SHORT-TERM BORROWINGS

     The required information is incorporated by reference to page 58 of the 1995 Annual Report.

ITEM 2. PROPERTIES

     The principal executive offices of First Western and the administrative offices of First Western Bank, N.A. are located at 101 East Washington Street, New Castle, Pennsylvania. In 1992, First Western purchased a building in downtown New Castle, which houses centralized data processing and certain other operations. First Western also owns property in Lawrence County, Pennsylvania, for possible future use as First Western's headquarters. It is not anticipated that this site will be developed in the immediate future.

     First Western Bank, N.A., together with First Western, occupies approximately 75% of its six-story headquarters building. In addition to its main office, First Western Bank, N.A. owns an attached office building which houses First Western Bank, N.A.'s dealer center, credit card, marketing and other administrative departments. First Western Bank, N.A. also owns an office building at Third and Insurance Streets, Beaver, Pennsylvania, which formerly served as the headquarters of Beaver Trust. First Western Bank, N. A. occupies approximately one-fourth of this building with the remaining office space leased to unrelated parties. First Western Bank, N.A. also owns the office building adjacent to the former main office of Beaver Trust and First Western Bank, N.A. occupies approximately one-fourth of this building with the remaining space leased to unrelated parties. First Western Bank, N.A. owns 11 branch offices located in New Castle (Butler Avenue), New Wilmington, Pulaski, Ellwood City, Neshannock, Midland, Rochester (Adams Street), Beaver (Tuscarawas Office), Center Township, Monaca and Aliquippa. First Western Bank, N.A. leases eleven other properties, which have expirations, costs and renewal options as follows:

                                           EXPIRATION     ANNUAL LEASE           RENEWAL
                                              DATE            COST               OPTIONS
                                           ----------     ------------     -------------------
    Hillsville..........................      1998          $  6,840          two 5-year terms
    North City..........................      1997             5,460          two 5-year terms
    Shenango Twp........................      2000            38,244           one 5-year term
    Zelienople..........................      1996            11,280         two 10-year terms
    Coraopolis (Moon Twp.)..............      2004            37,000       three 10-year terms
    Coraopolis (West Hills Plaza).......      1996            27,750                      none
    Aliquippa (Hopewell) (ground
      lease)............................      1997            31,106          two 5-year terms
    Butler--South Main Street...........      2004            25,920                      none
    Butler Township--Point Plaza........      2000            19,400                      none
    Butler Township--Stirling Village...      1996            37,812        three 5-year terms
    Union Township......................      1999            24,300          two 5-year terms

     During the fourth quarter of 1995, First Western Bank, N.A. closed its Hillsville office and transferred the deposit accounts to the recently opened Union Township office. First Western is currently attempting to sublet this office.

     First Western Bank, F.S.B. conducts its business from its main office in Sharon, Pennsylvania and eighteen additional offices located in Mercer, Erie, Butler and Venango Counties, Pennsylvania and Ashtabula and Lake Counties, Ohio. First Western Bank, F.S.B. occupies approximately one-fourth of its main office in Sharon, Pennsylvania with the remaining office space leased to unrelated parties. First Western Bank, F.S.B. owns its offices located in Sharon, Hermitage, Mercer, Grove City, Greenville, Slippery Rock and Erie (Peach Street, Pittsburgh Avenue and Girard), Pennsylvania and Ashtabula, Jefferson, Orwell, Painesville and Conneaut, Ohio. First Western Bank, F.S.B. leases five other properties. First Western Bank, F.S.B.'s Erie--Peach Street and Erie--Pittsburgh Avenue offices are located on leased ground. The leases have expirations, costs and renewal options as follows:

                                             EXPIRATION    ANNUAL LEASE          RENEWAL
                                                DATE           COST              OPTIONS
                                             ----------    ------------    -------------------
    Oil City................................    1996         $ 10,800                     none
    Erie--State Street......................    1997           33,660       eight 5-year terms
    Erie--Peach Street (ground lease).......    2008           39,487          one 5-year term
    Erie--Pittsburgh Avenue (ground
      lease)................................    2004           32,076        two 10-year terms
    Andover, Ohio...........................    2000           10,620          one 5-year term
    Madison, Ohio...........................    2003           21,616         one 15-year term
    Mentor, Ohio............................    2004           29,629         one 15-year term

     Trust Services has entered into formal lease agreements with, and leases space for its trust offices from, First Western Bank, N.A. in New Castle and Beaver, and First Western Bank, F.S.B. in Hermitage and Erie. Each lease is for a five year term.

ITEM 3. LEGAL PROCEEDINGS

     There were no material legal proceedings pending against First Western or its Subsidiaries as of December 31, 1995.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

     The required information is incorporated by reference to page 62 of the 1995 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

     The required information is incorporated by reference to page 43 of the 1995 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The required information is incorporated by reference to pages 44 through 62 of the 1995 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The required information is incorporated by reference to pages 19 through 43 of the 1995 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The required information with respect to the Directors is incorporated by reference to pages 5 through 9 of the 1996 Annual Proxy Statement to Shareholders (the "1996 Proxy Statement").

     Information required to be furnished pursuant to this item with respect to Executive Officers is set forth in Part I, Item I of this report and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The required information is incorporated by reference to pages 10 through 18 of the 1996 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The required information is incorporated by reference to pages 5 through 10 of the 1996 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The required information is incorporated by reference to page 19 of the 1996 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements:

     The Consolidated Financial Statements of First Western Bancorp, Inc. and its Subsidiaries together with the Independent Auditors' Report dated January 26, 1996 are referenced in Part II, Item 8--Financial Statements and Supplementary Data and are incorporated by reference to pages 19 through 43 of the 1995 Annual Report.

          (2) Financial Statement Schedules:

     All schedules are omitted because they are not applicable or the required information is given in the Consolidated Financial Statements or notes thereto.

          (3) Exhibits:

     The exhibit index appears on page 17.

     (b) Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRST WESTERN BANCORP, INC.


                                          By       /s/ THOMAS J. O'SHANE
                                             ---------------------------------
                                                    Thomas J. O'Shane
                                                   President and Chief
                                                     Executive Officer
                                                   Date: March 25, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               NAME                                  TITLE                          DATE
               ----                                  -----                          ----
    /s/ THOMAS J. O'SHANE              President and Chief Executive           March 25, 1996
-------------------------------        Officer; Director; Principal
       Thomas J. O'Shane               Executive Officer

     /s/ ROBERT H. YOUNG               Senior Vice President--                 March 25, 1996
-------------------------------        Finance, Secretary and Treasurer;
        Robert H. Young                Principal Financial Officer

    /s/ KENNETH J. ROMIG               Vice President, Controller;             March 25, 1996
-------------------------------        Principal Accounting Officer
       Kenneth J. Romig

    /s/ JOHN R. MCKINLEY               Chairman of the Board; Director         March 25, 1996
-------------------------------
       John R. McKinley

    /s/ WENDELL H. BOYD                Director                                March 25, 1996
-------------------------------
       Wendell H. Boyd

     /s/ JAMES M. CAMPBELL             Director                                March 25, 1996
-------------------------------
      James M. Campbell

    /s/ ROBERT N. CHAMBERS             Director                                March 25, 1996
-------------------------------
      Robert N. Chambers

     /s/ ROBERT C. DUVALL              Director                                March 25, 1996
-------------------------------
       Robert C. Duvall

    /s/ LOUIS J. KASING, JR.           Director                                March 25, 1996
-------------------------------
     Louis J. Kasing, Jr.

   /s/ JOHN W. LEHMAN, M.D.            Director                                March 25, 1996
-------------------------------
     John W. Lehman, M.D.

               NAME                                  TITLE                          DATE
               ----                                  -----                          ----
    /s/ THOMAS S. MANSELL              Senior Vice President, Legal         March 25, 1996
-------------------------------        Counsel and Assistant Secretary;
      Thomas S. Mansell                Director

    /s/ FLOYD H. MCELWAIN              Director                             March 25, 1996
-------------------------------
      Floyd H. McElwain

    /s/ RICHARD C. MCGILL              Director                             March 25, 1996
-------------------------------
       Richard C. McGill

    /s/ JOHN P. O'LEARY, JR.           Director                             March 25, 1996
-------------------------------
     John P. O'Leary, Jr.

    /s/ HAROLD F. REED, JR.            Director                             March 25, 1996
-------------------------------
      Harold F. Reed, Jr.

       /s/ JOHN W. SANT                Director                             March 25, 1996
-------------------------------
         John W. Sant

                                 EXHIBIT INDEX

EXHIBIT                                                       PRIOR FILING OR SEQUENTIAL
 NUMBER                  DESCRIPTION                                  PAGE NUMBER
 ------                  -----------                                  -----------
   3.1    Articles of Incorporation                    Incorporated herein by reference to
                                                       Exhibit 3.1 to First Western's Quarterly
                                                       Report on Form 10-Q for the Quarter ended
                                                       March 31, 1993

   3.2    Bylaws                                       Incorporated herein by reference to
                                                       Exhibit 3.1 to First Western's Quarterly
                                                       Report on Form 10-Q for the Quarter ended
                                                       June 30, 1995

   4.1    Ten-Year, 11% Capital Note                   Incorporated herein by reference to
                                                       Appendix B to Annex A to Registration
                                                       Statement of First Western on Form S-4
                                                       (No. 33-1571)

  10.1    Loan Agreement between First Western         Incorporated herein by reference to
          Bancorp, Inc. and Pittsburgh National Bank   Exhibit 10.8 to First Western's 1990 Form
          dated November 29, 1990                      10-K

  10.2    Amendment to Loan Agreement between First    Incorporated herein by reference to
          Western Bancorp, Inc. and Pittsburgh         Exhibit 10.12 to First Western's 1993
          National Bank dated September 30, 1992       Form 10-K

  10.3    Second Amendment to Loan Agreement between   Incorporated herein by reference to
          First Western Bancorp, Inc. and PNC Bank,    Exhibit 10.1 to First Western's Quarterly
          National Association dated June 24, 1994.    Report on Form 10-Q for the Quarter
                                                       ended June 30, 1994.

  10.4    Term Loan Agreement dated as of March 10,    Incorporated herein by reference to
          1986 by and between First Western Bancorp,   Exhibit 10.8 to Registration Statement of
          Inc. and Mellon Bank, N.A., including        First Western on Form S-2 (No. 33-46016)
          First Amendment thereto dated as of
          September 1, 1990

  10.5    Incentive Stock Option Plan for Key          Incorporated herein by reference to
          Officers* as amended effective February      Exhibit 10.5 to First Western's 1994 Form
          21, 1995                                     10-K

  10.6    First Western Bancorp, Inc. Annual           Incorporated herein by reference to
          Incentive Plan*                              Exhibit 10.11 to First Western's 1992
                                                       Form 10-K

  10.7    First Western Bancorp, Inc. Deferred         Incorporated herein by reference to
          Compensation Plan for Directors*             Exhibit 10.1 to First Western's Quarterly
                                                       Report on Form 10-Q for the Quarter ended
                                                       March 31, 1995

  10.8    First Western Bancorp, Inc. 1993             Incorporated herein by reference to
          Supplemental Benefit Program*                Exhibit 10.11 to First Western's 1993
                                                       Form 10-K

  10.9    Supplemental Executive Retirement Plan*

  10.10   Change in Control Agreement between Thomas
          J. O'Shane and First Western Bancorp,
          Inc.*

EXHIBIT                                                       PRIOR FILING OR SEQUENTIAL
 NUMBER                  DESCRIPTION                                  PAGE NUMBER
--------  ------------------------------------------   -----------------------------------------
 10.11    Change in Control Agreement between Robert
          H. Young and First Western Bancorp, Inc.*
 10.12    Change in Control Agreement between
          Stephen R. Sant and First Western Bancorp,
          Inc.*
 10.13    Employment Agreement between Dean M. Gouin   Incorporated herein by reference to
          and First Western Bancorp, Inc.*             Exhibit 10.13 to First Western's 1994
                                                       Form 10-K
  13.1    First Western Bancorp, Inc. 1995 Annual
          Report to Shareholders
  20.1    First Western Bancorp, Inc. 1996 Annual
          Proxy Statement to Shareholders
  21.1    Subsidiaries of the Registrant
  23.1    Consent of Deloitte & Touche LLP
  27.1    Financial Data Schedule

---------

* Indicates exhibit is a management contract or compensation plan or arrangement.