Form 10-Q
period 1996-03-31
FIRST WESTERN BANCORP INC
filed 1996-05-10
CIK 740876

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996

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



The number of shares outstanding of the Registrant's common stock as of May 9, 1996 was:

     Common Stock, $5.00 par value - 7,728,688 shares outstanding

                           FIRST WESTERN BANCORP, INC.

                                      INDEX

                                                                 Page
                                                                Number
Part I.  Financial Information:

     Item 1.  Financial Statements:

          Independent Accountants' Report.........................  3

          Consolidated Balance Sheets:
           March 31, 1996, December 31, 1995 and
           March 31, 1995.........................................  4

          Consolidated Statements of Income:
           Three months ended March 31, 1996
           and three months ended March 31, 1995..................  5

          Consolidated Statements of Changes
           in Shareholders' Equity:
           Three months ended March 31, 1996
           and three months ended March 31, 1995..................  6

          Consolidated Statements of Cash Flows:
           Three months ended March 31, 1996
           and three months ended March 31, 1995..................  7

          Notes to Consolidated Financial Statements..............  9

     Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations........... 11


Part II.  Other Information:

     Item 1. - Item 6. ........................................... 24

     Signature.................................................... 25


DELOITTE &
TOUCHE LLP
- ----------
             ------------------------------------------------------------------
             2500 One PPG Place                      Telephone:  (412) 338-7200
             Pittsburgh, Pennsylvania 15222-5401     Facsimile:  (412) 338-7380

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of First Western Bancorp, Inc.

We have reviewed the accompanying consolidated balance sheets of First Western Bancorp, Inc. and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the three-month periods then ended. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of First Western Bancorp, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 26, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
April 16, 1996

- ---------------
DELOITTE TOUCHE
TOHMATSU
INTERNATIONAL
- ---------------                       3

Part I. Item 1. Financial Information

              FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                               (Unaudited)

                                                                                    March 31,     December 31,     March 31,
                                                                                      1996            1995           1995
                                                                                  -------------   ------------   -------------
ASSETS:
- -------
Cash and due from banks                                                           $      38,860   $     39,464   $      49,742
                                                                                  -------------   ------------   -------------
Interest-bearing deposits with other banks                                                1,162          2,124             887
                                                                                  -------------   ------------   -------------
Securities available for sale
    (amortized cost of $260,834, $243,145 and $162,747)                                 261,947        246,980         162,508
                                                                                  -------------   ------------   -------------
Investment securities (market value of $109,476, $115,024 and $128,607)                 109,491        114,015         131,215
                                                                                  -------------   ------------   -------------
Mortgage-backed securities (market value of $185,163, $144,362
    and $190,943)                                                                       188,267        145,550         197,909
                                                                                  -------------   ------------   -------------
Loans available for sale (market value of $2,651 and $3,518)                              2,651          3,510               -
                                                                                  -------------   ------------   -------------

Loans (net of unearned income of $33,728, $34,636 and $37,345)                        1,043,828      1,024,106       1,016,824
Less: Allowance for possible loan losses                                                 14,404         14,148          13,223
                                                                                  -------------   ------------   -------------
    Net loans                                                                         1,029,424      1,009,958       1,003,601
                                                                                  -------------   ------------   -------------
Premises and equipment                                                                   18,261         18,411          19,006
                                                                                  -------------   ------------   -------------
Other assets                                                                             24,830         23,252          25,479
                                                                                  -------------   ------------   -------------
            Total Assets                                                          $   1,674,893   $  1,603,264   $   1,590,347
                                                                                  =============   ============   =============
LIABILITIES:
- ------------
Deposits:
    Noninterest-bearing demand                                                    $     102,281    $   102,864   $      96,440
    Interest-bearing demand                                                             113,233        110,703         109,471
    Savings                                                                             267,478        271,442         305,481
    Time                                                                                687,034        692,674         669,448
                                                                                  -------------   ------------   -------------
        Total deposits                                                                1,170,026      1,177,683       1,180,840
                                                                                  -------------   ------------   -------------

Borrowed funds:
    Federal funds purchased and other short-term borrowings                              42,940          3,598          14,472
    Repurchase agreements and secured lines of credit                                   183,789        121,658         117,399
    Advances from the Federal Home Loan Bank                                            126,670        111,670         138,121
                                                                                  -------------   ------------   -------------
        Total borrowed funds                                                            353,399        236,926         269,992
                                                                                  -------------   ------------   -------------

Long-term debt                                                                            6,236          8,133           9,778
                                                                                  -------------   ------------   -------------
Other liabilities                                                                        23,611         58,834          18,981
                                                                                  -------------   ------------   -------------
            Total Liabilities                                                         1,553,272      1,481,576       1,479,591
                                                                                  -------------   ------------   -------------

SHAREHOLDERS' EQUITY:
- ---------------------
Preferred stock, no stated value, 4,000,000
    shares authorized, none issued                                                            -              -               -
Common stock, $5.00 par value, 20,000,000
    shares authorized, 7,820,588,  7,816,651  and 5,182,239 shares
    issued                                                                               39,103         39,083          25,911
Additional paid-in capital                                                               21,835         21,811          34,442
Retained earnings                                                                        62,086         59,313          50,581
Unrealized appreciation (depreciation) in securities available for sale                     724          2,492            (155)
Treasury stock, 94,400 and 52,500 shares at cost                                         (2,127)        (1,011)              -
Unallocated common stock held by ESOP (at cost)                                               -              -             (23)
                                                                                  -------------   ------------   -------------
            Total Shareholders' Equity                                                  121,621        121,688         110,756
                                                                                  -------------   ------------   -------------
            Total Liabilities and Shareholders' Equity                            $   1,674,893   $  1,603,264   $   1,590,347
                                                                                  =============   ============   =============

                See Notes to Consolidated Financial Statements.

Part I. Item 1. Financial Information

                  FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                       For the Three Months Ended
                                                                      -----------------------------
                                                                        March 31,       March 31,
                                                                          1996            1995
                                                                      -------------   -------------
INTEREST INCOME:
- ----------------
Interest and fees on loans                                            $      22,041   $      21,225
Interest and fees on loans available for sale                                    46               -
Interest on deposits with other banks                                            14              11
Interest on securities available for sale                                     4,128           1,659
Interest and dividends on investment securities:
     Taxable interest                                                           422             813
     Tax-exempt interest                                                      1,031           1,010
Interest on mortgage-backed securities                                        2,366           3,016
Interest on federal funds sold                                                    9              74
                                                                      -------------   -------------
         Total Interest Income                                               30,057          27,808
                                                                      -------------   -------------
INTEREST EXPENSE:
- -----------------
Interest on deposits:
     Demand                                                                     357             501
     Savings                                                                  1,716           1,971
     Time                                                                     9,690           8,064
Interest on borrowed funds:
     Federal funds purchased and other short-term borrowings                    484             241
     Repurchase agreements and secured lines of credit                        2,084           1,643
     Advances from the Federal Home Loan Bank                                 1,622           1,857
Interest on long-term debt                                                      143             199
                                                                      -------------   -------------
         Total Interest Expense                                              16,096          14,476
                                                                      -------------   -------------

NET INTEREST INCOME                                                          13,961          13,332
     Provision for possible loan losses                                       1,290             730
                                                                      -------------   -------------

NET INTEREST INCOME AFTER PROVISION FOR
     POSSIBLE LOAN LOSSES                                                    12,671          12,602
                                                                      -------------   -------------
OTHER INCOME:
- -------------
Trust fees                                                                      547             573
Service charges on deposit accounts                                             815             686
Credit card program fees                                                        330             296
Net securities gains (losses)                                                   383             (66)
Other operating income                                                          792             730
                                                                      -------------   -------------
         Total Other Income                                                   2,867           2,219
                                                                      -------------   -------------
OTHER EXPENSES:
- ---------------
Salaries and wages                                                            3,464           3,271
Employee benefits                                                             1,171           1,030
Net occupancy expense                                                           752             696
Equipment rentals, depreciation and maintenance                                 575             572
Federal deposit insurance                                                       322             598
Outside examination, legal fees and consulting                                  267             316
Advertising and promotion                                                       374             377
Supplies                                                                        358             331
Outside data processing services                                                427             320
Other operating expense                                                       1,928           1,674
                                                                      -------------   -------------
        Total Other Expenses                                                  9,638           9,185
                                                                      -------------   -------------

INCOME BEFORE INCOME TAXES                                                    5,900           5,636
        Income Taxes                                                          1,731           1,669
                                                                      -------------   -------------
NET INCOME                                                            $       4,169   $       3,967
                                                                      =============   =============

EARNINGS PER SHARE                                                    $        0.53   $        0.50
                                                                      =============   =============

DIVIDENDS PER SHARE                                                   $        0.18   $        0.17
                                                                      =============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING AND COMMON SHARE EQUIVALENTS              7,859           7,856
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

                                                                         For the Three Months Ended March 31, 1996
                                                  -------------------------------------------------------------------------------
                                                                                          Unrealized
                                                                                         Appreciation             Common Stock
                                                                                        (Depreciation)            Held by ESOP
                                                   Common Stock                         in Securities              (at Cost)
                                                  ---------------              Retained    Available   Treasury  ---------------
                                                  Shares   Amount    Surplus   Earnings     for Sale     Stock   Shares   Amount
                                                  ------------------------------------------------------------------------------
    Balance - January 1, 1996                      7,817   $39,083   $21,811   $59,313      $2,492     ($1,011)     _        $-

    Net income                                         -         -         -     4,169           -           -      -         -

    Cash dividends paid ($0.18 per share)              -         -         -    (1,396)          -           -      -         -

    Exercise of options, net of shares redeemed        3        15         5         -           -           -      -         -

    Common stock issued for dividend reinvestment      1         5        19         -           -           -      -         -

    Treasury stock purchased                           -         -         -         -           -      (1,116)     -         -

    Net change in unrealized appreciation
       (depreciation) in securities available
        for sale                                       -         -         -         -      (1,768)          -      -         -
                                                  ------------------------------------------------------------------------------
    Balance - March 31, 1996                       7,821   $39,103   $21,835   $62,086        $724     $(2,127)     -        $-
                                                  ==============================================================================




                                                                         For the Three Months Ended March 31, 1995
                                                  -------------------------------------------------------------------------------
                                                                                          Unrealized
                                                                                         Appreciation             Common Stock
                                                                                        (Depreciation)            Held by ESOP
                                                   Common Stock                         in Securities              (at Cost)
                                                  ---------------              Retained    Available             ---------------
                                                  Shares   Amount    Surplus   Earnings     for Sale             Shares   Amount
                                                  ------------------------------------------------------------------------------
    Balance - January 1, 1995                      5,180   $25,901   $34,431   $47,961      $(2,191)               (1)    $(23)

    Net income                                         -         -         -     3,967           -                  -        -

    Cash dividends paid ($0.17 per share)              -         -         -    (1,347)          -                  -        -

    Exercise of options, net of shares redeemed        2        10        11         -           -                  -        -

    Net change in unrealized appreciation
       (depreciation) in securities available
        for sale                                       -         -         -         -        2,036                 -        -
                                                  ------------------------------------------------------------------------------
    Balance - March 31, 1995                       5,182   $25,911   $34,442   $50,581        $(155)               (1)    $(23)
                                                  =============================================================================



      See Notes To Consolidated Financial Statements.

Part I. Item 1. Financial Information

              FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                               (Unaudited)
                                                                                  For the Nine Months Ended
                                                                                -----------------------------
                                                                                  March 31,       March 31,
                                                                                    1996            1995
                                                                                -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
- -------------------------------------
Net income                                                                       $      4,169    $      3,967
                                                                                -------------   -------------
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                                        579             548
      Amortization and accretion                                                          496            (123)
      Provision for possible loan losses                                                1,290             730
      (Gain) loss on sale of securities                                                  (383)             66
      Loss (gain) on sale of real estate owned                                             19            (326)
      Loss on sale of premises and equipment                                                1              39
      Gain on sale of loans                                                               (49)             (2)
      Provision for deferred tax benefit                                                  (24)            (98)
      Increase in interest receivable                                                    (396)           (751)
      Increase in interest payable                                                        415           1,483
      Other - net                                                                          24            (746)
                                                                                -------------   -------------
   Total adjustments                                                                    1,972             820
                                                                                -------------   -------------
Net cash provided by operating activities                                               6,141           4,787
                                                                                -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
- -------------------------------------
Proceeds from sales of securities available for sale                                    8,350          10,204
Proceeds from maturity or paydown of securities available for sale                     25,029           1,609
Purchase of securities available for sale                                             (87,020)        (98,370)
Proceeds from maturity or paydown of investment securities                             20,352           7,516
Purchase of investment securities                                                     (58,705)           (230)
Purchase of loans                                                                      (1,547)        (14,540)
Proceeds from sale of loans                                                             8,658          10,807
Net increase in loans                                                                 (26,917)        (34,814)
Decrease (increase) in deposits with other banks                                          963             (14)
Purchase of premises and equipment                                                       (443)           (467)
Proceeds from sale of premises and equipment                                               12              39
Proceeds from sale of other real estate owned                                              52             828
Cash received in branch purchases                                                           -          88,021
                                                                                -------------   -------------
Net cash used in by investing activities                                             (111,216)        (29,411)
                                                                                -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
- ------------------------------------
Net (decrease) increase in deposits                                                    (7,637)         54,767
Net increase (decrease) in federal funds purchased and other
   short-term borrowings                                                               39,342         (20,375)
Net increase (decrease) in repurchase agreements and secured lines of credit           62,131         (11,062)
Net increase in advances from the Federal Home Loan Bank                               15,000          10,000
Payments on long-term debt                                                             (1,897)           (541)
Proceeds from exercise of stock options                                                    20              21
Proceeds from common stock issued for dividend reinvestment plan                           24               -
Treasury stock purchased                                                               (1,016)              -
Dividends paid on common stock                                                         (1,396)         (1,347)
                                                                                -------------   -------------
Net cash provided by financing activities                                             104,471          31,463
                                                                                -------------   -------------
NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS                                       (604)          6,839

CASH AND DUE FROM BANKS - Beginning of year                                            39,464          42,903
                                                                                -------------   -------------
CASH AND DUE FROM BANKS - End of period                                          $     38,860    $     49,742
                                                                                =============   =============

             See Notes To Consolidated Financial Statements.

Part I. Item 1. Financial Information

                  FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In thousands)
                                  (Unaudited)

                                                                                  For the Three Months Ended
                                                                                -----------------------------
                                                                                  March 31,       March 31,
                                                                                    1996            1995
                                                                                -------------   -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for:

      Interest                                                                  $      15,681   $      12,517
                                                                                =============   =============
      Income taxes                                                              $         140   $         291
                                                                                =============   =============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:

   Securities purchased settling after March 31                                 $         909   $         215
                                                                                =============   =============
   Securities sold settling after March 31                                      $           -   $          49
                                                                                =============   =============
   Transfers to other real estate owned                                         $         43    $         160
                                                                                =============   =============
   Net change in unrealized (depreciation) appreciation in securities
      available for sale, net of income tax effects                             $     (1,768)   $       2,036
                                                                                =============   =============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

   Deposits assumed in branch acquisitions                                      $           -   $      96,681
                                                                                =============   =============


            See Notes To Consolidated Financial Statements.

                 FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (Unaudited)

1.  Principles of Consolidation:

     The consolidated financial statements include the accounts of First Western Bancorp, Inc. (First Western) and its wholly-owned subsidiaries, First Western Bank, National Association (First Western Bank, N.A.), First Western Bank, Federal Savings Bank (First Western Bank, F.S.B.), and First Western Trust Services Company (Trust Services). All significant intercompany transactions have been eliminated in consolidation.

     The consolidated balance sheets as of March 31, 1996 and March 31, 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the three month periods ended March 31, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-
Q. The interim statements are unaudited and should be read in conjunction with the financial statements and notes thereto contained in First Western's 1995 Annual Report on Form 10-K.


2.  Earnings Per Share:

     Earnings per common share are based on the weighted average number of common shares outstanding and common share equivalents in each period. Weighted average shares outstanding include common share equivalents under First Western's Incentive Stock Option Plan for Key Officers.


3. Recent Accounting Pronouncements:

     During the second quarter of 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and SFAS No. 122 "Accounting for Mortgage Servicing Rights". These Statements are effective for fiscal years beginning after December 31, 1995 with earlier adoption encouraged. First Western adopted these statements during the first quarter of 1996 and the effects of adopting these statements on First Western's financial statements were not material.

     In October 1995, FASB issued SFAS No. 123, "Accounting for

Stock-Based Compensation," which requires adoption no later than for fiscal years beginning after December 15, 1995. The new standard defines a fair value method of accounting for stock options and similar equity instruments.
Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, but would be required to disclose, in a note to the financial statements, pro forma net income and, if presented, earnings per share as if the company had applied the new method of accounting. First Western has elected to continue to account for stock-based compensation under Accounting Principles Board Opinion No. 25 and as such, First Western will disclose in a footnote at year-end, pro forma net income and earnings per share prepared under the fair value method.

Part 1. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of operations for the three months ended March 31, 1996 compared with the three months ended March 31, 1995:

     For the three months ended March 31, 1996, First Western's net income was $4.2 million, 5.1% greater than net income of $4.0 million for the three months ended March 31, 1995. First Western's earnings per share were $0.53 for the three months ended March 31, 1996, increasing 6.0% from $0.50 for the three months ended March 31, 1995. For the first three months of 1996, earnings increased from the prior year due to increased other income, which was partially offset by increased operating expenses. Net interest income increased $629,000 or 4.7% for the first quarter of 1996 compared with the first quarter of 1995; however, this increase was offset by a $560,000 increase in the provision for possible loan losses. Exclusive of net gains on sales of securities and sales of loans and other real estate owned, earnings for the three months ended March 31, 1996 and 1995 would have been approximately $0.50 per share and $0.48 per share, respectively. First Western's return on average assets was 1.04% for the three months ended March 31, 1996, compared with 1.08% for the first three months of 1995. The decrease in First Western's return on average assets was due primarily to a decline in First Western's net interest margin for the first three months of 1996 compared with the prior year along with an increase in the provision for possible loan losses.


Net Interest Income:

     First Western's net interest income was $14.0 million for the three months ended March 31, 1996, increasing $629,000 or 4.7% from $13.3 million for the first three months of 1995. The increase in net interest income was generated by a $125.3 million or 8.8% increase in average earning assets which was partially offset by a decline in First Western's net interest margin from 3.95% for the first three months of 1995 to 3.78% for the first three months of 1996. The increase in average earning assets was due to an $83.1 million or 18.8% increase in average securities along with a $46.5 million or 4.7% increase in average loans outstanding. Average loans outstanding increased due to strong loan growth experienced throughout 1995 in spite of the securitization and sale of $188.5 million of loans in late 1995. Most of the growth in average earning assets was funded by an $85.6 million or 8.0% increase in average deposits due to the branches acquired during the first quarter of 1995.

     First Western's net interest margin or net interest income expressed as a percentage of average earning assets was 3.78% for the first three months of 1996 compared with 3.95% for the first three months of 1995. First Western's yield on earning assets declined from the first quarter of 1995 to the first quarter of 1996 due primarily to a decline in loan yields. Loan yields declined in part due to securitization of $113.7 million of fixed rate residential mortgage loans during the fourth quarter of 1995 and also due to a decline in the yields of commercial loans with interest rates based on the prime rate, which was reduced by 50 basis points since December 1995. First Western's cost of funds increased for the first quarter of 1996 compared with the prior year due to an increase in the rates paid for certificates of deposit. First Western's yield on average earning assets was 7.94% for the first three months of 1996 compared with 8.05% for the first three months of 1995, a decrease of eleven basis points, while the cost of funds increased eight basis points from 4.64% to 4.72%.

     First Western monitors its exposure to interest rate changes by performing simulation modeling which attempts to quantify the impact of various interest rate scenarios on First Western's balance sheet and income statement over a 24 month period. At March 31, 1996, First Western's simulation model indicates that in a 200 basis point rising or falling interest rate environment with limited reinvestment changes, net interest income is projected to decrease approximately two percent over a 24 month period, within First Western's asset/liability strategy and board approved limits.


Provision for Possible Loan Losses:

     First Western's provision for possible loan losses was $1.3 million for the first three months of 1996, increasing $560,000 from $730,000 for the first three months of 1995. The first quarter 1996 provision for possible loan losses was comparable to the $1.4 million provision for possible loan losses recorded during the fourth quarter of 1995. First Western increased its provision for possible loan losses for the first quarter of 1996 in response to increased consumer loan charge-offs and delinquencies primarily in indirect
automobile loans and credit card loans.   Net charge-offs for the first three
months of 1996 were $1.0 million compared with $450,000 for the first three months of 1995. First Western's net charge-offs for the first three months of 1996 are higher than the prior year due to a $528,000 or 102.3% increase in installment loan charge-offs. First Western's net charge-offs for the fourth quarter of 1995 were $1.1 million. Management anticipates that the current delinquency and charge-off trends will continue through the middle of 1996, if not longer.

     First Western's net charge-offs by loan type are as follows (in thousands):

                                                                                 Three months ended March 31,
                                                                               -------------------------------
                                                                                  1996                 1995
                                                                               ----------           ----------
    Commercial, financial and agricultural loans..........................     $        -          $      (26)
    Real estate construction loans........................................              -                    -
    Real estate mortgage loans............................................             27                  (3)
    Installment loans.....................................................          1,007                  479
                                                                               ----------           ----------
       Total net charge-offs..............................................     $    1,034           $      450
                                                                               ==========           ==========
    Net charge-offs as a percentage of
       average loans......................................................           0.40%                0.19%
                                                                               ==========           ==========


Other Income and Other Expenses:

     Other income increased $648,000 or 29.2% from $2.2 million for the first three months of 1995 to $2.9 million for the first three months of 1996 due primarily to gains on sales of securities available for sale and increased service charges on deposits. First Western also experienced increases in loan servicing income and commissions on sales of mutual funds and annuities which offset the decrease in other income that resulted from a decline in gains on sales of other real estate owned.

     Trust fees decreased $26,000 or 4.5% from $573,000 for the first quarter of 1995 to $547,000 for the first quarter of 1996 due to a decrease in nonrecurring fees such as estate fees and termination fees. This decrease in nonrecurring fees was partially offset by increased recurring trust fee income.

     Service charges on deposit accounts increased $129,000 or 18.8% for the first three months of 1996 compared with the prior year. The increase in service charges on deposit accounts reflected the addition of approximately $97 million of deposits acquired with the five branch offices purchased by First Western during the first quarter of 1995.

     First Western's credit card program fees increased $34,000 or 11.5% from $296,000 for the first three months of 1995 to $330,000 for the first three months of 1996 reflecting the growth of First Western's credit card program.

     First Western realized gains on sales of securities available for sale of $383,000 during the first quarter of 1996 compared with a loss of $66,000 during the first quarter of 1995. During the first quarter of 1996, First Western sold certain bank equity securities realizing gains of $383,000.

     Other operating income increased $62,000 or 8.5% from $730,000 for the first three months of 1995 to $792,000 for the first three months of 1996 in spite of a decrease in gains realized on sales of other real estate owned. Sales of other real estate owned generated gains of $326,000 during the first quarter of 1995 compared with losses of $19,000 during the first quarter of 1996. This decrease in income from sales of other real estate owned was more than offset by increases in other types of income during the first quarter of 1996. As a result of the loan securitization and sales that took place during the fourth quarter of 1995, First Western's income from loan servicing increased $146,000. Other operating income also increased for the first quarter of 1996 compared with the prior year due to a $114,000 increase in commissions on sales of mutual funds and annuities. First Western increased its mutual fund and annuity commissions by utilizing a third-party provider beginning in the second quarter of 1995.
Other operating income also increased from the first quarter of 1995 to the first quarter of 1996 due to an $80,000 gain realized on the sale of the solicitation rights to one of First Western's credit card affinity group programs.

     Total other expenses increased $453,000 or 4.9% from $9.2 million for the first three months of 1995 to $9.6 million for the first three months of 1996. The increase in other expenses was somewhat lessened by a $276,000 decrease in Federal Deposit Insurance Corporation ("FDIC") insurance expense for the first quarter of 1996 compared with the first quarter of 1995. The five branch offices acquired by First Western during the first quarter of 1995 resulted in approximately one-half of the increase in other expenses.

     First Western's salary and employee benefits expense increased a combined $334,000 or 7.8% for the first three months of 1996 compared with the first three months of 1995. Approximately one-third of the increase in salaries and employee benefits expense was attributable to the additional employees resulting from the five branch offices acquired during the first quarter of 1995. Salaries and employee benefits expense also increased due to normal salary and wage increases and additional employees were added during late 1995 and early 1996 to expand First Western's mortgage loan origination program. Salaries and benefits expense also increased due to increases in the costs of certain employee benefit programs.

     Occupancy and equipment expense increased a combined $59,000 or 4.7% from the first three months of 1995 to the first three months of 1996. The five branch offices acquired during the first quarter of 1995 resulted in approximately one-half of the increase in occupancy and equipment expense. Occupancy and equipment expense also increased from the first quarter of 1995 to the first quarter of 1996 due to a decrease in rental income from certain bank-owned facilities.

     Federal deposit insurance expense decreased $276,000 or 46.2% from $598,000 for the first three months of 1995 to $322,000 for the first three months of 1996. This decrease was attributable to a reduction in the insurance rates paid to the FDIC's Bank Insurance Fund ("BIF"). The impact of this insurance rate decrease was partially offset by an increase in First Western's insured deposits. The BIF insurance rates decreased from $0.23 per $100 of deposits for the first quarter of 1995 to a zero premium for the first quarter of 1996. Approximately 55% of First Western's deposits are insured by the BIF. The insurance rate schedule for deposits insured by the Savings Association Insurance Fund ("SAIF") remains unchanged from the prior year. Recently there have been several proposals in various bills in Congress to change the insurance rates paid for deposits insured by the SAIF. One prominent proposal calls for a special assessment on institutions with funds insured by the SAIF. If this proposal for a special assessment on institutions with funds insured by the SAIF would be adopted it could result in a one-time, pre-tax charge to First Western of approximately $4.3 million at the current proposed special assessment rate of $0.85 per $100 of deposits insured by the SAIF, with a subsequent rate cut in the regular semi-annual SAIF assessment.

     First Western's outside examination, legal and consulting expense decreased $49,000 or 15.5% from the first quarter of 1995 to the first quarter of 1996 due to First Western utilizing outside consultants during the first quarter of 1995 to facilitate the data processing conversion for the recently acquired branches along with First Western using an outside consultant to assist with several projects in the Human Resources department.

     First Western's advertising and promotion expense decreased slightly from $377,000 for the first three months of 1995 to $374,000 for the first three months of 1996. First Western's advertising expenditures during the first quarter of 1996 were directed at promoting an "Active Lifestyles" account which is a bundle of accounts and products targeted at "Baby Boom" era customers. During the first quarter of 1995, First Western's advertising expenditures were directed at promoting the recently acquired branches and at credit card solicitations.

     First Western's supplies expense increased $27,000 or 8.2% from $331,000 for the first three months of 1995 to $358,000 for the first three months of 1996 due primarily to First Western providing certain customers with free checks to promote the "Active Lifestyles" account.

     Outside data processing services expense increased $107,000 or 33.4% from $320,000 for the first quarter of 1995 to $427,000 for the first quarter of 1996. First Western's expense for outside data processing services increased due to increased Automated Teller Machine data processing charges and increased credit card data processing charges.

     Other operating expenses increased $254,000 or 15.2% from $1.7 million for the first three months of 1995 to $1.9 million for the first three months of 1996. The amortization of the intangible assets resulting from the first quarter 1995 branch acquisitions added $122,000 to the increase in other expenses for the three month period ended March 31, 1996 compared with the prior year. Other operating expenses also increased due to increased telephone expense which was the result of the additional locations added during the first quarter of 1995 and also due to increased customer use of bank-by-phone services.


Income Taxes:

     First Western's income tax expense was $1,731,000 for the first three months of 1996 compared with $1,669,000 for the first three months of 1995. This increase in income tax expense was a result of an increase in First Western's pre-tax income. First Western's effective tax rate for the first three months of 1996 was 29.3%, comparable to 29.6% for the first three months of 1995.

     As discussed in the footnotes to First Western's 1995 Annual Report, should First Western convert its thrift subsidiary, First Western Bank , Federal Savings Bank, from a thrift charter to a bank charter, First Western would, under present law, incur a liability for income taxes of $2.2 million not previously recorded. In addition to the SAIF one-time payment proposal noted above, Congress is currently proposing the elimination of the portion of most thrifts' bad debt reserve liability related to such build-up in such tax reserves prior to 1988. Should such proposals become law, this potential liability related to thrift charter conversions would be removed, eliminating this as an obstacle to changing the thrift charter or merging the thrift subsidiary with the bank subsidiary.

Financial Condition as of March 31, 1996 as compared with December 31, 1995 and March 31, 1995.

     As of March 31, 1996, First Western's total assets were $1.675 billion compared with $1.603 billion at December 31, 1995 and $1.590 billion at March 31, 1995. Most of the increase from March 31, 1995 and December 31, 1995 was due to the growth of the securities portfolio funded by an increase in borrowed funds. Total average assets for the first three months of 1996 were $1.619 billion compared with $1.488 billion for the first three months of 1995, an increase of 8.8%.


Loan Portfolio:

     Net loans increased $19.7 million or 1.9% during the first three months of 1996. Real estate-mortgage loans increased $26.9 million during the first three months of 1996 with most of this increase in residential mortgage loans. Mortgage loans have increased as a result of First Western hiring additional mortgage loan originators during late 1995 and early 1996. The following table shows the composition of First Western's loan portfolio at March 31, 1996, December 31, 1995 and March 31, 1995:


                                                 March 31, 1996              December 31, 1995                March 31, 1995
                                            ------------------------       ----------------------       ------------------------
                                               Amount        Percent          Amount      Percent           Amount       Percent
                                            ------------    --------       -----------   --------        -----------    --------
                                                                            (Dollars in Thousands)
    Commercial, financial and agricultural:
        Automobile floorplan loans.......   $     23,151         2.2%      $    26,775        2.6%       $    24,953         2.5%
        Loans to municipalities..........         13,933         1.3            13,893        1.4             11,915         1.2
        Other commercial loans...........         79,197         7.6            79,491        7.7             74,078         7.3
                                            ------------    --------       -----------   --------        -----------    --------
          Subtotal.......................        116,281        11.1           120,159       11.7            110,946        11.0
                                            ------------    --------       -----------   --------        -----------    --------
    Real estate-construction.............         25,610         2.5            24,501        2.4             17,394         1.7
                                            ------------    --------       -----------   --------        -----------    --------
    Real estate-mortgage:
      1-4 Family residential.............        391,720        37.5           370,276       36.2            394,110        38.8
      Multi-family residential...........         35,135         3.4            35,088        3.4             29,962         2.9
      Home equity........................         42,953         4.1            41,417        4.0             36,618         3.6
      Commercial and other...............        145,566        13.9           141,667       13.9            131,546        12.9
                                            ------------    --------       -----------   --------        -----------    --------
        Subtotal.........................        615,374        58.9           588,448       57.5            592,236        58.2
                                            ------------    --------       -----------   --------        -----------    --------
    Installment:
      Credit cards.......................         41,249         4.0            45,226        4.4             35,822         3.5
      Installment and other..............        245,314        23.5           245,772       24.0            260,426        25.6
                                            ------------    --------       -----------   --------        -----------    --------
        Subtotal.........................        286,314        27.5           290,998       28.4            296,248        29.1
                                            ------------    --------       -----------   --------        -----------    --------
        Total............................   $  1,043,828       100.0%      $ 1,024,106      100.0%       $ 1,016,824       100.0%
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

     First Western's delinquent loans, nonaccrual loans and nonperforming assets consisted of the following at March 31, 1996, December 31, 1995 and March 31, 1995:

                                                                  March 31,     December 31,     March 31,
                                                                    1996            1995           1995
                                                                -------------   ------------   -------------
                                                                      (Dollars in Thousands)
    Loans delinquent and still accruing interest:
      Loans past due 30 to 89 days ...........................  $       7,474   $     10,420   $       5,592
      Loans past due 90 days or more .........................          2,644          2,648           1,611
                                                                -------------   ------------   -------------
        Total loan delinquencies .............................  $      10,118   $     13,068   $       7,203
                                                                =============   ============   =============

    Nonaccrual loans .........................................  $       5,605   $      4,959   $       3,735
    Other real estate owned ..................................            136            165             843
                                                                -------------   ------------   -------------
    Total nonperforming assets ...............................  $       5,741   $      5,124   $       4,578
                                                                =============   ============   =============

    Total nonperforming assets and loans
      past due 90 days or more ...............................  $       8,385   $      7,772   $       6,189
                                                                =============   ============   =============

    Nonaccrual loans to total loans ..........................           0.54 %         0.48 %         0.37 %

    Nonperforming assets to total loans
      and other real estate owned ............................           0.55 %         0.50 %         0.45 %

    Nonperforming assets to total assets .....................           0.34 %         0.32 %         0.29 %

    Nonperforming assets and loans past due
      90 days or more to total assets ........................           0.50 %         0.48 %         0.39 %

    Nonaccrual loans and loans past due
      90 days or more to total loans .........................           0.79 %         0.74 %         0.53 %

    Allowance for possible loan losses
      to nonaccrual loans ....................................         256.96 %       285.31 %       354.03 %

    Allowance for possible loan losses
      to loans past due 90 days or more
      and nonaccrual loans ...................................         174.60 %       185.98 %       247.34 %

    Allowance for possible loan losses to
      total loans ............................................           1.38 %         1.38 %         1.30 %


     First Western's total delinquencies decreased $3.0 million from $13.1 million at December 31, 1995 to $10.1 million at March 31, 1996 with most of this decrease occurring in loans past due 30-89 days. Nonaccrual loans increased $646,000 from December 31, 1995 to March

31, 1996 primarily as a result of an increase in loans serviced by others that were placed on nonaccrual status. Most of the increase in delinquencies from March 31, 1995 to March 31, 1996 has been due to increased consumer loan delinquencies.

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

     First Western believes that the allowance for possible loan losses of $14.4 million at March 31, 1996 is adequate to cover losses inherent in the portfolio as of such date. However, there can be no assurance that First Western will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at March 31, 1996.


Investment Securities, Mortgage-Backed Securities, and Securities Available for
Sale:

     Investment securities and mortgage-backed securities increased a combined $38.2 million for the first three months of 1996 with this increase due to the purchase of securities funded by increased borrowings. The market value of First Western's investment securities and mortgage-backed securities held to maturity was a combined $294.6 million, $3.2 million or 1.1% below the amortized cost of $297.8 million. First Western's portfolio of investment securities and mortgage-backed securities had a market value below amortized cost of $179,000 or 0.1% at December 31, 1995. The decrease in market value of First Western's portfolio of investment securities and mortgage-backed securities was due to an increase in intermediate and long-term interest rates during the first quarter of 1996.

     Securities available for sale increased $15.0 million during the first three months of 1996 as First Western purchased securities in the absence of strong loan demand. Securities available for sale increased $99.4 million from $162.5 million at March 31, 1995 to $261.9 million at March 31, 1996 with this increase due to the purchase of securities using the funds provided by the acquisition of the branch offices during the first quarter of 1995 and also using the funds provided by the fourth quarter 1995 loan securitizations and sales. At March 31, 1996, First Western had net unrealized appreciation on securities available for sale of $1.1 million compared with unrealized appreciation of $3.8 million at December 31, 1995 and unrealized depreciation of $239,000 at March 31, 1995.


Deposits:

     Total deposits decreased $7.7 million or 0.7% from $1.178 billion at December 31, 1995 to $1.170 billion at March 31, 1996. Deposits decreased during the first three months of 1996 primarily due to the maturity of a short-term deposit from a commercial customer that was originated during the fourth quarter of 1995. First Western's deposits have not been growing due in part to First Western holding down interest rates paid for deposits below competitors in an effort to improve the net interest margin and to prevent further disintermediation from lower-costing to higher-costing deposits. First Western's deposits decreased $10.8 million from March 31, 1995 to March 31, 1996 with most of this decrease attributable to some run-off of certain higher rate deposits acquired in the first quarter of 1995.


Borrowed Funds:

     First Western's borrowed funds increased $116.5 million during the first three months of 1996 from $236.9 million at December 31, 1995 to $353.4 million at March 31, 1996. First Western increased its borrowings during the first quarter of 1996 in order to fund the purchases of securities and also to fund the loan growth. Total borrowed funds increased $83.4 million from March 31, 1995 to March 31, 1996 as these additional borrowings were necessary to fund the growth of the securities and loan portfolios.

Shareholders' Equity:

     Shareholders' equity decreased slightly during the first quarter of 1996 due to a $1.8 million decline in the market value of securities available for sale, net of income tax effects and also due to treasury stock purchases. During the first quarter of 1996, First Western repurchased 41,900 shares of common stock at a cost of $1.1 million in accordance with a common stock repurchase program. The following table presents First Western's capital ratios at March 31, 1996 and December 31, 1995:

                                                                    March 31,                December 31,
                                                                      1996                       1995
                                                                  -------------              ------------
                                                                         (Dollars in Thousands)
Tier I:
  Common shareholders' equity ..............................      $     121,621              $    121,688
  Non-exempt intangible assets .............................             (7,180)                   (7,391)
  Unrealized (appreciation) depreciation in securities
    available for sale .....................................               (724)                   (2,492)
                                                                  -------------              ------------
      Total Tier I .........................................            113,717                   111,805
                                                                  -------------              ------------
Tier II:
  Qualifying allowance for possible loan losses ............             12,570                    12,445
                                                                  -------------              ------------
      Total Tier II ........................................             12,570                    12,445
                                                                  -------------              ------------
Total capital ..............................................      $     126,287              $    124,250
                                                                  =============              ============
Risk weighted assets .......................................      $   1,003,734              $    993,929
                                                                  =============              ============

Tier I capital ratio .......................................              11.33%                    11.25%
                                                                  =============              ============

Required Tier I capital ratio ..............................               4.00%                     4.00%
                                                                  =============              ============

Total capital ratio ........................................              12.58%                    12.51%
                                                                  =============              ============

Required total capital ratio ...............................               8.00%                     8.00%
                                                                  =============              ============

Tier I leverage ratio ......................................               7.05%                     6.99%
                                                                  =============              ============

Required Tier I leverage ratio * ...........................               3.00%                     3.00%
                                                                  =============              ============

* For all but the most highly rated, low risk profile organizations, the minimum Tier I leverage ratio is to be 3% plus a cushion of 100 to 200 basis points.

Liquidity and Cash Flows:

     Liquidity is the ability to provide the cash necessary to meet customer credit needs, satisfy depositor withdrawal requirements and to pay-off short-term borrowings. One source of liquidity is cash and due from banks and short-term assets such as interest-bearing deposits in other banks and federal funds sold, which totaled $40.0 million at March 31, 1996 as compared with $41.6 million at December 31, 1995 and $50.6 million at March 31, 1995. Another source of liquidity is borrowing capability. First Western's banking subsidiaries have a variety of sources of short-term liquidity available to them, including federal funds purchased from correspondent banks, sales of securities available for sale, sales of securities under agreements to repurchase, the Federal Reserve discount window, interbank deposits, FHLB advances and loan participations or sales. First Western also generates liquidity from the regular principal payments and prepayments made on its portfolio of loans and mortgage-backed securities. First Western's banking subsidiaries had $26.8 million of unused overnight credit lines available at March 31, 1996.

     First Western's operating activities provided cash flows of $6.1 million during the first three months of 1996 compared with $4.8 million during the first three months of 1995. The primary source of operating cash flows was net income combined with noncash expenses such as the provision for possible loan losses and depreciation along with increased accrued interest payable.

     Investing activities used cash flows of $111.2 million during the first three months of 1996 compared with using cash flows of $29.4 million for the first three months of 1995. The growth of the securities portfolios used net cash flows of $92.0 million during the first three months of 1996 while the growth of the loan portfolio used net cash flows of $19.8 million. The five branch offices acquired during the first quarter of 1995 provided First Western with net cash flows of $88.0 million which represents the deposit liabilities assumed by First Western net of the premium paid for the deposits and the assets that were purchased. Most of the funds provided by the acquisition of the branches were initially used to purchase securities available for sale.
The growth of the loan portfolio during the first three months of 1995 used net cash flows of $38.5 million.

     Financing activities provided cash flows of $104.5 million in the first three months of 1996 with increased borrowings providing cash flows of $116.5 million. During the first three months of 1995, financing activities provided cash flows of $31.5 million primarily as a result of an increase in deposits of $54.8 million, with some of these cash flows used to decrease repurchase agreements and federal funds purchased and other short-term borrowings.

Other:

     Certain of the statements and information in this Form 10-Q may be forward looking statements. For a discussion of the factors that may affect these statements refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations in First Western's Annual Report on Form 10-K for the year ended December 31, 1995.

Part II. Other Information

Items 1-3. Not applicable.

Item 4. Results of Votes of Securities Holders:

          First Western's Annual Meeting of Shareholders was held on April 16, 1996. The following directors were elected for three year terms expiring in 1999: John W. Lehman, M.D., Thomas S. Mansell, Richard C. McGill, and Harold
F. Reed, Jr. John W. Sant was elected as a director for a one year term expiring in 1997. There were no other matters voted on at the Annual
Meeting.

Item 6. Exhibits and Reports on Form 8-K:

     a. Exhibits:

               15.1 Letter re: Unaudited Interim Financial Information.

     b. Reports on Form 8-K:

               An 8-K was filed on January 4, 1996 announcing the reauthorization of the stock repurchase program.

                                  Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   FIRST WESTERN BANCORP, INC.
                                          (Registrant)


May 9, 1996                        /s/ Robert H. Young
                                   Robert H. Young
                                   Senior Vice President-Finance,
                                   Secretary and Treasurer
                                   (Principal Financial Officer)

                          FIRST WESTERN BANCORP, INC.

                             EXHIBITS TO FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                 EXHIBIT INDEX

Exhibit                                                Method of
Number                   Description                   Filing
- ------                   -----------                   ------
15.1        Letter re: Unaudited Interim Financial     Filed
            Information                                herewith

27.1        Financial Data Schedule                    Filed
                                                       herewith
