Form 10-Q
period 1996-06-30
FIRST WESTERN BANCORP INC
filed 1996-08-12
CIK 740876

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996

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



The number of shares outstanding of the Registrant's common stock as of August 9, 1996 was:

     Common Stock, $5.00 par value - 7,668,688 shares outstanding

                           FIRST WESTERN BANCORP, INC.

                                      INDEX

                                                                 Page
                                                                Number
Part I.  Financial Information:

     Item 1.  Financial Statements:

          Independent Accountants' Report.........................  3

          Consolidated Balance Sheets:
           June 30, 1996, December 31, 1995 and
           June 30, 1995..........................................  4

          Consolidated Statements of Income:
           Three months ended June 30, 1996
           and three months ended June 30, 1995...................  5

          Consolidated Statements of Income:
           Six months ended June 30, 1996
           and six months ended June 30, 1995.....................  6

          Consolidated Statements of Changes
           in Shareholders' Equity:
           Six months ended June 30, 1996
           and six months ended June 30, 1995.....................  7

          Consolidated Statements of Cash Flows:
           Six months ended June 30, 1996
           and six months ended June 30, 1995.....................  8

          Notes to Consolidated Financial Statements.............. 10

     Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations........... 11


Part II.  Other Information:

     Item 1. - Item 6. ........................................... 27

     Signature.................................................... 28


INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of First Western Bancorp, Inc.

We have reviewed the accompanying consolidated balance sheets of First Western Bancorp, Inc. and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the three-month and six-month periods then ended. These financial statements are the responsibility of the Corporation's management.

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


/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
July 16, 1996

Part I. Item 1. Financial Information

              FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                               (Unaudited)

                                                                                    June 30,      December 31,     June 30,
                                                                                      1996            1995           1995
                                                                                  -------------   ------------   -------------
ASSETS:
- -------
Cash and due from banks                                                           $      40,262   $     39,464   $      44,177
                                                                                  -------------   ------------   -------------
Interest-bearing deposits with other banks                                                1,304          2,124             756
                                                                                  -------------   ------------   -------------
Securities available for sale
    (amortized cost of $260,880, $243,145 and $155,425)                                 259,474        246,980         156,903
                                                                                  -------------   ------------   -------------
Investment securities (market value of $107,327, $115,024 and $131,784)                 107,955        114,015         132,289
                                                                                  -------------   ------------   -------------
Mortgage-backed securities (market value of $176,637, $144,362
    and $196,136)                                                                       180,772        145,550         200,376
                                                                                  -------------   ------------   -------------
Loans available for sale (market value of $1,329 and $3,518)                              1,329          3,510               -
                                                                                  -------------   ------------   -------------

Loans (net of unearned income of $33,438, $34,636 and $41,239)                        1,079,539      1,024,106       1,067,307
Less: Allowance for possible loan losses                                                 15,938         14,148          13,591
                                                                                  -------------   ------------   -------------
    Net loans                                                                         1,063,601      1,009,958       1,053,716
                                                                                  -------------   ------------   -------------
Premises and equipment                                                                   18,772         18,411          18,769
                                                                                  -------------   ------------   -------------
Other assets                                                                             27,312         23,252          51,564
                                                                                  -------------   ------------   -------------
            Total Assets                                                          $   1,700,781   $  1,603,264   $   1,658,550
                                                                                  =============   ============   =============
LIABILITIES:
- ------------
Deposits:
    Noninterest-bearing demand                                                    $     101,904    $   102,864   $      99,860
    Interest-bearing demand                                                             120,719        110,703         105,823
    Savings                                                                             275,874        271,442         280,188
    Time                                                                                675,452        692,674         694,129
                                                                                  -------------   ------------   -------------
        Total deposits                                                                1,173,949      1,177,683       1,180,000
                                                                                  -------------   ------------   -------------

Borrowed funds:
    Federal funds purchased and other short-term borrowings                              63,476          3,598          54,373
    Repurchase agreements and secured lines of credit                                   212,392        121,658         146,724
    Advances from the Federal Home Loan Bank                                            105,670        111,670         133,121
                                                                                  -------------   ------------   -------------
        Total borrowed funds                                                            381,538        236,926         334,218
                                                                                  -------------   ------------   -------------

Long-term debt                                                                            6,897          8,133           9,237
                                                                                  -------------   ------------   -------------
Other liabilities                                                                        18,194         58,834          20,379
                                                                                  -------------   ------------   -------------
            Total Liabilities                                                         1,580,578      1,481,576       1,543,834
                                                                                  -------------   ------------   -------------

SHAREHOLDERS' EQUITY:
- ---------------------
Preferred stock, no stated value, 4,000,000
    shares authorized, none issued                                                            -              -               -
Common stock, $5.00 par value, 20,000,000
    shares authorized, 7,823,088,  7,816,651  and 5,184,905 shares
    issued                                                                               39,115         39,083          25,924
Additional paid-in capital                                                               21,873         21,811          34,429
Retained earnings                                                                        64,881         59,313          53,425
Unrealized appreciation (depreciation) in securities available for sale                    (914)         2,492             961
Treasury stock, 154,400 and 52,500 shares at cost                                        (3,702)        (1,011)              -
Unallocated common stock held by ESOP (at cost)                                          (1,050)             -             (23)
                                                                                  -------------   ------------   -------------
            Total Shareholders' Equity                                                  120,203        121,688         114,716
                                                                                  -------------   ------------   -------------
            Total Liabilities and Shareholders' Equity                            $   1,700,781   $  1,603,264   $   1,658,550
                                                                                  =============   ============   =============

                See Notes to Consolidated Financial Statements.

Part I. Item 1. Financial Information

                  FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                       For the Three Months Ended
                                                                      -----------------------------
                                                                         June 30,        June 30,
                                                                           1996            1995
                                                                      -------------   -------------
INTEREST INCOME:
- ----------------
Interest and fees on loans                                            $      22,551   $      22,705
Interest and fees on loans available for sale                                    26               -
Interest on deposits with other banks                                            16              10
Interest on securities available for sale                                     4,577           3,112
Interest and dividends on investment securities:
     Taxable interest                                                           377             813
     Tax-exempt interest                                                      1,035           1,001
Interest on mortgage-backed securities                                        2,792           2,941
Interest on federal funds sold                                                    2              40
                                                                      -------------   -------------
         Total Interest Income                                               31,376          30,622
                                                                      -------------   -------------
INTEREST EXPENSE:
- -----------------
Interest on deposits:
     Demand                                                                     384             508
     Savings                                                                  1,755           2,082
     Time                                                                     9,393           9,962
Interest on borrowed funds:
     Federal funds purchased and other short-term borrowings                    741             231
     Repurchase agreements and secured lines of credit                        2,945           1,994
     Advances from the Federal Home Loan Bank                                 1,544           1,896
Interest on long-term debt                                                      109             190
                                                                      -------------   -------------
         Total Interest Expense                                              16,871          16,863
                                                                      -------------   -------------

NET INTEREST INCOME                                                          14,505          13,759
     Provision for possible loan losses                                       3,290             940
                                                                      -------------   -------------

NET INTEREST INCOME AFTER PROVISION FOR
     POSSIBLE LOAN LOSSES                                                    11,215          12,819
                                                                      -------------   -------------
OTHER INCOME:
- -------------
Trust fees                                                                      499             437
Service charges on deposit accounts                                             903             868
Credit card program fees                                                        391             347
Net securities gains                                                            807             302
Other operating income                                                          696             832
                                                                      -------------   -------------
         Total Other Income                                                   3,296           2,786
                                                                      -------------   -------------
OTHER EXPENSES:
- ---------------
Salaries and wages                                                            3,428           3,325
Employee benefits                                                               916           1,027
Net occupancy expense                                                           730             670
Equipment rentals, depreciation and maintenance                                 585             571
Federal deposit insurance                                                       323             630
Outside examination, legal fees and consulting                                  380             262
Advertising and promotion                                                       202             439
Supplies                                                                        378             454
Outside data processing services                                                431             335
Other operating expense                                                       1,961           1,856
                                                                      -------------   -------------
        Total Other Expenses                                                  9,334           9,569
                                                                      -------------   -------------
INCOME BEFORE INCOME TAXES                                                    5,177           6,036
        Income Taxes                                                            991           1,844
                                                                      -------------   -------------
NET INCOME                                                            $       4,186   $       4,192
                                                                      =============   =============

EARNINGS PER SHARE                                                    $        0.54   $        0.53
                                                                      =============   =============

DIVIDENDS PER SHARE                                                   $        0.18   $        0.17
                                                                      =============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING AND COMMON SHARE EQUIVALENTS              7,793          7,858
                                                                      =============   =============

         See Notes To Consolidated Financial Statements.

Part I. Item 1. Financial Information

                  FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                         For the Six Months Ended
                                                                      -----------------------------
                                                                         June 30,        June 30,
                                                                           1996            1995
                                                                      -------------   -------------
INTEREST INCOME:
- ----------------
Interest and fees on loans                                            $      44,592   $      43,930
Interest and fees on loans available for sale                                    72               -
Interest on deposits with other banks                                            30              21
Interest on securities available for sale                                     8,705           4,771
Interest and dividends on investment securities:
     Taxable interest                                                           799           1,626
     Tax-exempt interest                                                      2,066           2,011
Interest on mortgage-backed securities                                        5,158           5,957
Interest on federal funds sold                                                   11             114
                                                                      -------------   -------------
         Total Interest Income                                               61,433          58,430
                                                                      -------------   -------------
INTEREST EXPENSE:
- -----------------
Interest on deposits:
     Demand                                                                     741           1,009
     Savings                                                                  3,471           4,053
     Time                                                                    19,083          18,026
Interest on borrowed funds:
     Federal funds purchased and other short-term borrowings                  1,225             472
     Repurchase agreements and secured lines of credit                        5,029           3,637
     Advances from the Federal Home Loan Bank                                 3,166           3,753
Interest on long-term debt                                                      252             389
                                                                      -------------   -------------
         Total Interest Expense                                              32,967          31,339
                                                                      -------------   -------------

NET INTEREST INCOME                                                          28,466          27,091
     Provision for possible loan losses                                       4,580           1,670
                                                                      -------------   -------------

NET INTEREST INCOME AFTER PROVISION FOR
     POSSIBLE LOAN LOSSES                                                    23,886          25,421
                                                                      -------------   -------------
OTHER INCOME:
- -------------
Trust fees                                                                    1,046           1,010
Service charges on deposit accounts                                           1,718           1,554
Credit card program fees                                                        721             643
Net securities gains                                                          1,190             236
Other operating income                                                        1,488           1,562
                                                                      -------------   -------------
         Total Other Income                                                   6,163           5,005
                                                                      -------------   -------------
OTHER EXPENSES:
- ---------------
Salaries and wages                                                            6,892           6,596
Employee benefits                                                             2,087           2,057
Net occupancy expense                                                         1,482           1,366
Equipment rentals, depreciation and maintenance                               1,160           1,143
Federal deposit insurance                                                       645           1,228
Outside examination, legal fees and consulting                                  647             578
Advertising and promotion                                                       576             816
Supplies                                                                        736             785
Outside data processing services                                                858             655
Other operating expense                                                       3,889           3,530
                                                                      -------------   -------------
        Total Other Expenses                                                 18,972          18,754
                                                                      -------------   -------------
INCOME BEFORE INCOME TAXES                                                   11,077          11,672
        Income Taxes                                                          2,722           3,513
                                                                      -------------   -------------
NET INCOME                                                            $       8,355   $       8,159
                                                                      =============   =============

EARNINGS PER SHARE                                                    $        1.07   $        1.04
                                                                      =============   =============

DIVIDENDS PER SHARE                                                   $        0.36   $        0.35
                                                                      =============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING AND COMMON SHARE EQUIVALENTS              7,826           7,857
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

                                                                         For the Six Months Ended June 30, 1996
                                                  -------------------------------------------------------------------------------
                                                                                          Unrealized
                                                                                         Appreciation             Common Stock
                                                                                        (Depreciation)            Held by ESOP
                                                   Common Stock                         in Securities              (at Cost)
                                                  ---------------              Retained    Available   Treasury  ---------------
                                                  Shares   Amount    Surplus   Earnings     for Sale     Stock   Shares   Amount
                                                  ------------------------------------------------------------------------------
    Balance - January 1, 1996                      7,817   $39,083   $21,811   $59,313      $2,492     $(1,011)     _        $-

    Net income                                         -         -         -     8,355           -           -      -         -

    Cash dividends paid ($0.36 per share)              -         -         -    (2,787)          -           -      -         -

    Exercise of options, net of shares redeemed        5        27        43         -           -           -      -         -

    Common stock issued for dividend reinvestment      1         5        19         -           -           -      -         -

    Common stock purchased for ESOP                    -         -         -         -           -           -    (40)   (1,050)

    Treasury stock purchased                           -         -         -         -           -      (2,691)     -         -

    Net change in unrealized appreciation
       (depreciation) in securities available
        for sale                                       -         -         -         -      (3,406)          -      -         -
                                                  ------------------------------------------------------------------------------
    Balance - June 30, 1996                        7,823   $39,115   $21,873   $64,881       $(914)    $(3,702)   (40)  $(1,050)
                                                  ==============================================================================




                                                                         For the Six Months Ended June 30, 1995
                                                  -------------------------------------------------------------------------------
                                                                                          Unrealized
                                                                                         Appreciation             Common Stock
                                                                                        (Depreciation)            Held by ESOP
                                                   Common Stock                         in Securities              (at Cost)
                                                  ---------------              Retained    Available   Treasury  ---------------
                                                  Shares   Amount    Surplus   Earnings     for Sale     Stock   Shares   Amount
                                                  ------------------------------------------------------------------------------
    Balance - January 1, 1995                      5,180   $25,901   $34,431   $47,961      $(2,191)        $-     (1)    $(23)

    Net income                                         -         -         -     8,159            -          -      -        -

    Cash dividends paid ($0.35 per share)              -         -         -    (2,695)           -          -      -        -

    Exercise of options, net of shares redeemed        5        23        (2)        -            -          -      -        -

    Net change in unrealized appreciation
       (depreciation) in securities available
        for sale                                       -         -         -         -        3,152          -      -        -
                                                  ------------------------------------------------------------------------------
    Balance - June 30, 1995                        5,185   $25,924   $34,429   $53,425         $961         $-     (1)    $(23)
                                                  ==============================================================================



      See Notes To Consolidated Financial Statements.

Part I. Item 1. Financial Information

              FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                               (Unaudited)
                                                                                  For the Six Months Ended
                                                                                -----------------------------
                                                                                  June 30,        June 30,
                                                                                    1996            1995
                                                                                -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
- -------------------------------------
Net income                                                                       $      8,355    $      8,159
                                                                                -------------   -------------
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                                      1,170           1,111
      Amortization and accretion                                                        1,126            (198)
      Provision for possible loan losses                                                4,580           1,670
      Gain on sale of securities                                                       (1,190)           (236)
      Loss (gain) on sale of real estate owned                                             14            (333)
      (Gain) loss on sale of premises and equipment                                        (1)             39
      Gain on sale of loans                                                                (8)           (364)
      Provision for deferred tax benefit                                               (1,127)            (63)
      Increase in interest receivable                                                  (1,168)           (886)
      (Decrease) increase in interest payable                                            (982)          2,845
      Other - net                                                                      (2,404)         (1,639)
                                                                                -------------   -------------
   Total adjustments                                                                       10           1,946
                                                                                -------------   -------------
Net cash provided by operating activities                                               8,365          10,105
                                                                                -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
- -------------------------------------
Proceeds from sales of securities available for sale                                   65,405          10,110
Proceeds from maturity or paydown of securities available for sale                     40,926           5,404
Purchase of securities available for sale                                            (160,536)       (120,567)
Proceeds from maturity or paydown of investment securities                             31,348          16,442
Purchase of investment securities                                                     (60,912)        (12,784)
Purchase of loans                                                                      (6,155)        (29,217)
Proceeds from sale of loans                                                            17,418          24,047
Net increase in loans                                                                 (67,722)        (83,574)
Decrease in deposits with other banks                                                     820             116
Purchase of premises and equipment                                                     (1,561)           (813)
Proceeds from sale of premises and equipment                                               29              59
Proceeds from sale of other real estate owned                                             125             947
Cash received in branch purchases                                                           -          88,021
                                                                                -------------   -------------
Net cash used in investing activities                                                (140,815)       (101,809)
                                                                                -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
- ------------------------------------
Net (decrease) increase in deposits                                                    (3,694)         53,944
Net increase in federal funds purchased and other
   short-term borrowings                                                               59,878          19,526
Net increase in repurchase agreements and secured lines of credit                      90,734          18,263
Net (decrease) increase in advances from the Federal Home Loan Bank                    (6,000)          5,000
Proceeds from issuance of long-term debt                                                1,050               -
Payments on long-term debt                                                             (2,286)         (1,081)
Proceeds from exercise of stock options                                                    70              21
Proceeds from common stock issued for dividend reinvestment plan                           24               -
Treasury stock purchased                                                               (2,691)              -
Common stock purchased for ESOP                                                        (1,050)              -
Dividends paid on common stock                                                         (2,787)         (2,695)
                                                                                -------------   -------------
Net cash provided by financing activities                                             133,248          92,978
                                                                                -------------   -------------
NET INCREASE IN CASH AND DUE FROM BANKS                                                   798           1,274

CASH AND DUE FROM BANKS - Beginning of year                                            39,464          42,903
                                                                                -------------   -------------
CASH AND DUE FROM BANKS - End of period                                          $     40,262    $     44,177
                                                                                =============   =============

             See Notes To Consolidated Financial Statements.

Part I. Item 1. Financial Information

                  FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In thousands)
                                  (Unaudited)

                                                                                  For the Six Months Ended
                                                                                -----------------------------
                                                                                  June 30,        June 30,
                                                                                    1996            1995
                                                                                -------------   -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for:

      Interest                                                                  $      31,985   $      28,494
                                                                                =============   =============
      Income taxes                                                              $       4,291   $       3,901
                                                                                =============   =============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:

   Securities purchased settling after June 30                                  $         544   $         975
                                                                                =============   =============
   Securities sold settling after June 30                                       $         743   $      27,177
                                                                                =============   =============
   Transfers to other real estate owned                                         $         574   $         182
                                                                                =============   =============
   Net change in unrealized (depreciation) appreciation in securities
      available for sale, net of income tax effects                             $     (3,406)   $       3,152
                                                                                =============   =============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

   Deposits assumed in branch acquisitions                                      $           -   $      96,681
                                                                                =============   =============


            See Notes To Consolidated Financial Statements.

FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (Unaudited)

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

     The consolidated balance sheets as of June 30, 1996 and June 30, 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the three and six month periods ended June 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

Part 1. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of operations for the three and six months ended June 30, 1996 compared with the three and six months ended June 30, 1995:

     For the six months ended June 30, 1996, First Western's net income was $8.4 million or $1.07 per share compared with $8.2 million or $1.04 per share for the six months ended June 30, 1995. First Western's net income increased $196,000 or 2.4% from the first six months of 1995 to the first six months of 1996 primarily due to a reduction in federal income tax expense during the second quarter of 1996 resulting from a favorable settlement reached with the Internal Revenue Service ("IRS") concerning an audit of prior tax years. First Western's income before income taxes decreased $595,000 or 5.1% for the first six months of 1996 compared with the prior year due to First Western increasing the provision for possible loan losses by $2.9 million in response to increased consumer loan charge-offs and delinquencies. The impact of the $2.9 million increase in the provision for possible loan losses was partially offset by a $1.4 million or 5.1% increase in net interest income and a $1.2 million or 23.1% increase in other income due to a $954,000 increase in gains on sales of securities available for sale. First Western's return on average assets and return on average equity for the first six months of 1996 were 1.01% and 13.97%, respectively, compared with 1.06% and 14.92% for the first six months of 1995, with the decline in these ratios attributable to the increased provision for possible loan losses.

     For the three months ended June 30, 1996, First Western's net income was $4.2 million, approximately the same as the second quarter of 1995 and the first quarter of 1996. First Western's earnings per share were $0.54 for the three months ended June 30, 1996, increasing slightly from $0.53 for the three months ended June 30, 1995 due to a reduction in the number of shares outstanding resulting from a stock repurchase program. Earnings for the second quarter of 1996 were impacted by a $2.4 million increase in the provision for possible loan losses which was partially offset by a $746,000 increase in net interest income, a $510,000 increase in other income and a $235,000 decrease in other expenses. As a result of the increase in the provision for possible loan losses, income before income taxes decreased $859,000 or 14.2% for the second quarter of 1996 compared with the prior year. This decrease in income before income taxes was partially offset by lower income tax expense from operations along with a $500,000 reduction in income tax expense as a result of First Western reaching a favorable settlement with the IRS. First Western's return on average assets and return on average equity were 1.00% and 13.95%, respectively, for the three months ended June 30, 1996, compared with 1.04% and 14.97% for the second quarter of 1995.

Net Interest Income:

     First Western's net interest income was $28.5 million for the six months ended June 30, 1996, increasing $1.4 million or 5.1% from $27.1 million for the first six months of 1995. The increase in net interest income was generated by a $101.7 million or 6.8% increase in average earning assets which was partially offset by a decline in First Western's net interest margin from 3.83% for the first six months of 1995 to 3.76% for the first six months of 1996.
The increase in average earning assets was due to a $67.8 million or 14.3% increase in average securities along with a $37.2 million or 3.7% increase in average loans outstanding. The growth in average earning assets was funded by a $64.2 million or 23.2% increase in average borrowed funds and a $31.6 million or 2.8% increase in average deposits.

     First Western's net interest income for the second quarter of 1996 was $14.5 million, increasing $746,000 or 5.4% from $13.8 million for the second quarter of 1995. This increase in net interest income was due to a $78.7 million or 5.1% increase in average earning assets along with a slight increase in the net interest margin. The increase in average earning assets for the second quarter of 1996 compared with the prior year is due to a $52.8 million or 10.4% increase in average securities and a $28.2 million or 2.7% increase in average loans with this increase in average earning assets funded by a $97.7 million or 34.6% increase in average borrowed funds. First Western's net interest margin for the second quarter of 1996 was 3.75%, up slightly from 3.73% for the second quarter of 1995 due to a decrease in First Western's cost of funds.

     First Western's net interest margin or net interest income expressed as a percentage of average earning assets was 3.76% for the first six months of 1996 compared with 3.83% for the first six months of 1995. First Western's yield on earning assets declined from the first six months of 1995 to the first six months of 1996 due primarily to a decline in loan yields. Loan yields declined in part due to securitization of $113.7 million of fixed rate residential mortgage loans during the fourth quarter of 1995 and also due to a decline in the yields of commercial loans with interest rates based on the prime rate, which was reduced by 50 basis points since December 1995. First Western's cost of funds decreased for the first six months of 1996 compared with the prior year due to decreases in the rates paid for deposits and borrowed funds.

Provision for Possible Loan Losses:

     First Western's provision for possible loan losses was $4.6 million for the first six months of 1996, increasing $2.9 million from $1.7 million for the first six months of 1995. During the second quarter of 1996, First Western's provision for possible loan losses was $3.3 million, increasing $2.4 million from $940,000 for the second quarter of 1995 and increasing $2.0 million from a provision of $1.3 million for the first quarter of 1996. First Western increased its provision for possible loan losses during the second quarter of 1996 in response to increased consumer loan charge-offs and delinquencies. First Western's net charge-offs for the first six months of 1996 were $2.8 million or 0.54% of average loans, compared with $1.0 million or 0.20% of average loans for the first six months of 1995. Substantially all of First Western's charge-offs for the first six months of 1995 and 1996 were consumer loans, primarily indirect automobile loans. First Western's net charge-offs for the second quarter of 1996 were $1.8 million, compared with $572,000 for the second quarter of 1995 and $1.0 million for the first quarter of 1996.

     As a result of the increase in installment loan delinquencies and charge-offs, First Western conducted an intensive review of all indirect automobile and direct installment loans that were past due sixty days or more as of May 31, 1996. This review led to a decision by management to charge-off or repossess a substantial amount of such past due loans at June 30, 1996 as well as to establish a special reserve of approximately $1.0 million for a pool of delinquent loans of approximately $3.0 million that may be charged-off or repossessed over the course of the next ninety days, or that represent past due credits written down to current wholesale value as bankruptcies or workouts are in process.

     First Western's net charge-offs by loan type are as follows (in thousands):

                                                                                  Six months ended June 30,
                                                                               -------------------------------
                                                                                  1996                 1995
                                                                               ----------           ----------
    Commercial, financial and agricultural loans..........................     $      (35)          $       (8)
    Real estate construction loans........................................              -                    -
    Real estate mortgage loans............................................            107                  (12)
    Installment loans.....................................................          2,717                1,042
                                                                               ----------           ----------
       Total net charge-offs..............................................     $    2,789           $    1,022
                                                                               ==========           ==========
    Net charge-offs as a percentage of
       average loans......................................................           0.54%                0.20%
                                                                               ==========           ==========

Other Income and Other Expenses:

     Other income increased $1.2 million or 23.1% from $5.0 million for the first six months of 1995 to $6.2 million for the first six months of 1996 due primarily to gains on sales of securities available for sale, increased commissions on sales of mutual funds and annuities and increased fees for loan servicing. These increases in other income were partially offset by decreases in gains realized on sales of loans and other real estate owned. For the second quarter of 1996, other income was $3.3 million, increasing $510,000 or 18.3% from $2.8 million for the second quarter of 1995 with most of this increase due to a $505,000 increase in gains on sales of securities.

     Trust fees increased $36,000 or 3.6% from $1,010,000 for the first six months of 1995 to $1,046,000 for the first six months of 1996 due to increases in regular trust and custodian fees offset partially by decreases in nonrecurring fees such as estate fees and termination fees. Trust fees increased $62,000 or 14.2% for the second quarter of 1996 compared with the prior year due to increases in estate fees along with increases in regular trust and custodian fees.

     Service charges on deposit accounts increased $164,000 or 10.6% for the first six months of 1996 compared with the prior year. The increase in service charges on deposit accounts reflected the addition of approximately $97 million of deposits acquired with the five branch offices purchased by First Western during the first quarter of 1995 along with an increase in the returned check charge which was implemented in mid-1995. Service charges on deposit accounts increased $35,000 or 4.0% for the second quarter of 1996 compared with the prior year due primarily to the increase in fees charged for returned checks.


     First Western's credit card program fees increased $78,000 or 12.2% from $643,000 for the first six months of 1995 to $721,000 for the first six months of 1996 reflecting the growth of First Western's credit card program along with an increase in fees earned for processing merchant transactions. First Western's credit card program fees increased $44,000 or 12.7% from $347,000 for the second quarter of 1995 to $391,000 for the second quarter of 1996 reflecting the increase in volume and merchant fees.

     During the first six months of 1996, First Western sold certain securities available for sale realizing gains of $1.2 million, which was an increase of $954,000 from $236,000 for the first six months of 1995. First Western sold certain bank equity securities during the first six months of 1996 which resulted in approximately $465,000 of the total gains realized with the remaining gains resulting from First Western restructuring a portion of its securities portfolio. During the second quarter of 1996, First Western realized gains of $807,000 compared with $302,000 for the second quarter of 1995.

     Other operating income decreased $74,000 or 4.7% from $1.6 million for the first six months of 1995 to $1.5 million for the first six months of 1996 due to decreases in gains realized on sales of loans and other real estate owned. During the first six months of 1995, First Western realized gains on sales of loans of $364,000 primarily as a result of First Western selling its portfolio of student loans, while sales of loans during the first six months of 1996 resulted in gains of $8,000. Sales of other real estate owned generated gains of $333,000 during the first six months of 1995 compared with losses of $14,000 during the first six months of 1996. These decreases in income from sales of loans and other real estate owned was partially offset by increases in other types of income during the first six months of 1996. As a result of the loan securitization and sales that took place during the fourth quarter of 1995, First Western's income from loan servicing increased $272,000 for the first six months of 1996 compared with the prior year. First Western increased its mutual fund and annuity commissions by $250,000 by utilizing a third-party provider beginning in the second quarter of 1995. During the first six months of 1996, First Western realized an $80,000 gain on the sale of the solicitation rights to one of First Western's credit card affinity group programs. For the second quarter of 1996, other operating income decreased $136,000 or 16.3% due to a $400,000 decrease in income from loan sales with this decrease partially offset by a $136,000 increase in commissions on sale of mutual funds and annuities and a $126,000 increase in loan servicing income.

     Total other expenses increased $218,000 or 1.2% from $18.8 million for the first six months of 1995 to $19.0 million for the first six months of 1996.
The increase in other expenses was lessened by a $583,000 decrease in Federal Deposit Insurance Corporation ("FDIC") insurance expense for the first six months of 1996 compared with the first six months of 1995. The decrease in FDIC insurance expense along with a decrease in advertising expense resulted in a $235,000 or 2.5% decrease in other expenses for the second quarter of 1996 compared with the prior year.

     First Western's salary and employee benefits expense increased a combined $326,000 or 3.8% for the first six months of 1996 compared with the first six months of 1995. Salaries and employee benefits expense increased due to normal salary and wage increases with these increases partially offset by a decrease in First Western's medical insurance expense. First Western's salaries and employee benefits expense decreased slightly from the second quarter of 1995 due to decreased medical insurance expense offsetting increased salaries and wages.

     Occupancy and equipment expense increased a combined $133,000 or 5.3% from the first six months of 1995 to the first six months of 1996. The five branch offices acquired during the first quarter of 1995 contributed to the increase in occupancy and equipment expense. Also contributing to the increase in occupancy and equipment expense was the opening of an in-store branch in late 1995 and the expansion of an existing branch in early 1996. Occupancy and equipment expense increased $74,000 or 6.0% from $1.2 million for the second quarter of 1995 to $1.3 million for the second quarter of 1996.

     Federal deposit insurance expense decreased $583,000 or 47.5% from $1.2 million for the first six months of 1995 to $645,000 for the first six months of 1996. This decrease was attributable to a reduction in the insurance rates paid to the FDIC's Bank Insurance Fund ("BIF"). The impact of this insurance rate decrease was partially offset by an increase in First Western's deposits that are insured by the Savings Association Insurance Fund ("SAIF"). The BIF insurance rates decreased from $0.23 per $100 of deposits for the first six months of 1995 to a zero premium for the first six months of 1996. Approximately 55% of First Western's deposits are insured by the BIF. The insurance rate schedule for deposits insured by the SAIF remains unchanged from the prior year. Recently there have been several proposals in various bills in Congress to change the insurance rates paid for deposits insured by the SAIF. One prominent proposal calls for a special assessment on institutions with funds insured by the SAIF. If this proposal for a special assessment on institutions with funds insured by the SAIF would be adopted it could result in a one-time, pre-tax charge to First Western of approximately $3.3 million at the current estimated special assessment rate of approximately $0.65 to $0.70 per $100 of deposits insured by the SAIF, with a subsequent rate cut in the regular semi-annual SAIF assessment. First Western's federal deposit insurance expense decreased $307,000 or 48.7% for the second quarter of 1996 compared with the prior year due to the reduction in the BIF insurance rates.

     First Western's outside examination, legal and consulting expense increased $69,000 or 11.9% from the first six months of 1995 to the first six months of 1996 due to First Western utilizing outside consultants during the second quarter of 1996 to assist management in performing a product profitability study for all loan and deposit products. First Western's outside examination, legal and consulting expense increased $118,000 or 45.0% for the second quarter of 1996 compared with the prior year.

     First Western's advertising and promotion expense decreased $240,000 or 29.4% from $816,000 for the first six months of 1995 to $576,000 for the first six months of 1996. The most significant component of the decrease in advertising expense was a $118,000 reduction in credit card affinity group solicitation costs due to First Western de-emphasizing the origination of new affinity group programs. Additionally, First Western ran several special promotions during the first six months of 1995 such as the grand opening of the newly acquired branches and also the promotion of the loan by telephone program. Through the first six months of 1996, First Western did not run any special advertising campaigns similar in size to the prior year. First Western's advertising and promotion expense decreased $237,000 or 54.0% for the second quarter of 1996 compared with the prior year as a result of First Western reducing its credit card solicitation expenditures along with a reduced amount of special promotions.

     First Western's supplies expense decreased $49,000 or 6.2% from $785,000 for the first six months of 1995 to $736,000 for the first six months of 1996. Supplies expense for the second quarter of 1996 was $378,000, decreasing $76,000 or 16.7% from $454,000 for the second quarter of 1995.

     Outside data processing services expense increased $203,000 or 31.0% from $655,000 for the first six months of 1995 to $858,000 for the first six months of 1996. First Western's expense for outside data processing services increased due to increased Automated Teller Machine ("ATM") data processing charges and increased credit card data processing charges. For the second quarter of 1996, First Western's outside data processing expense increased $96,000 or 28.7% from $335,000 for the second quarter of 1995 to $431,000 for the second quarter of 1996 with this increase due primarily to increased ATM interchange expense.

     Other operating expenses increased $359,000 or 10.2% from $3.5 million for the first six months of 1995 to $3.9 million for the first six months of 1996. The amortization of the intangible assets resulting from the first quarter 1995 branch acquisitions added $122,000 to the increase in other expenses for the six month period ended June 30, 1996 compared with the prior year. Other operating expenses also increased due to increased telephone expense which was the result of the additional locations added during the first quarter of 1995 and also due to increased customer use of bank-by-phone services. During the first six months of 1996, First Western began purchasing various deposit account enhancements from a third-party provider which contributed to the increase in other expenses. Other operating expenses were $2.0 million for the second quarter of 1996, increasing $105,000 or 5.7% from $1.9 million for the second quarter of 1995. Other operating expenses increased from the second quarter of 1995 to the second quarter of 1996 due to increased expenses for software maintenance, telephone and the fees paid for the deposit product enhancements. In addition, other expenses for the three and six month periods ended June 30, 1995 were reduced by a $65,000 recovery of a fraud loss that was discovered and expensed during 1994.


Income Taxes:

     First Western's income tax expense was $2.7 million for the first six months of 1996 compared with $3.5 million for the first six months of 1995. First Western reduced its income tax expense for the three and six month periods ended June 30, 1996 by $500,000 as a result of First Western reaching a settlement with the IRS on various findings of an audit of First Western's tax returns from 1989 through 1992. The $500,000 reduction in income tax expense during the three and six month periods ended June 30, 1996 represents the difference between the amount that First Western had accrued in prior years for potential IRS audit findings and the actual settlement amount. Excluding the adjustment to income tax expense for the IRS settlement, First Western's effective tax rate for the six months ended June 30, 1996 would have been 29.1%, comparable to 30.1% for the first six months of 1995.

     Congress has recently passed legislation eliminating the taxation of bad debt reserves created by thrifts prior to 1988. These bad debt reserves for tax purposes would have created a potential tax liability if a thrift changed its charter. If this legislation is signed by the President and becomes law, which is currently anticipated, this potential liability related to thrift charter conversions would be removed, eliminating this as an obstacle to changing the thrift charter or merging the thrift subsidiary with the bank subsidiary.

Financial Condition as of June 30, 1996 as compared with December 31, 1995 and June 30, 1995.

     As of June 30, 1996, First Western's total assets were $1.701 billion compared with $1.603 billion at December 31, 1995 and $1.659 billion at June 30, 1995. Most of the increase from June 30, 1995 and December 31, 1995 was due to the growth of the loan and securities portfolios funded by an increase in borrowed funds. Total average assets for the first six months of 1996 were $1.655 billion compared with $1.549 billion for the first six months of 1995, an increase of 6.8%.


Loan Portfolio:

     Net loans increased $55.4 million or 5.4% during the first six months of 1996 with the growth rate of loans increasing during the second quarter of 1996 compared with the first quarter of 1996. First Western's loans outstanding increased $35.7 million during the second quarter of 1996 compared with $19.7 million for the first quarter of 1996. Real estate-mortgage loans increased $64.3 million during the first six months of 1996 with most of this increase in residential mortgage loans. Mortgage loans have increased as a result of First Western hiring additional mortgage loan originators during late 1995 and early 1996. The following table shows the composition of First Western's loan portfolio at June 30, 1996, December 31, 1995 and June 30, 1995:


                                                  June 30, 1996              December 31, 1995                June 30, 1995
                                            ------------------------       ----------------------        -----------------------
                                               Amount        Percent          Amount      Percent           Amount       Percent
                                            ------------    --------       -----------   --------        -----------    --------
                                                                            (Dollars in Thousands)
    Commercial, financial and agricultural:
        Automobile floorplan loans.......   $     24,263         2.2%      $    26,775        2.6%       $    24,047         2.3%
        Loans to municipalities..........         13,118         1.2            13,893        1.4              7,054         0.7
        Other commercial loans...........         83,832         7.8            79,491        7.8             79,698         7.5
                                            ------------    --------       -----------   --------        -----------    --------
          Subtotal.......................        121,213        11.2           120,159       11.8            110,799        10.5
                                            ------------    --------       -----------   --------        -----------    --------
    Real estate-construction.............         18,325         1.7            24,501        2.4             19,967         1.9
                                            ------------    --------       -----------   --------        -----------    --------
    Real estate-mortgage:
      1-4 Family residential.............        414,174        38.4           353,494       34.6            411,419        38.5
      Multi-family residential...........         32,605         3.0            35,088        3.4             29,223         2.7
      Home equity........................         44,271         4.1            41,417        4.0             37,823         3.5
      Commercial and other...............        144,940        13.4           141,667       13.8            131,201        12.3
                                            ------------    --------       -----------   --------        -----------    --------
        Subtotal.........................        635,990        58.9           571,666       55.8            609,666        57.0
                                            ------------    --------       -----------   --------        -----------    --------
    Installment:
      Credit cards.......................         41,049         3.8            45,226        4.4             37,808         3.5
      Installment and other..............        262,962        24.4           262,554       25.6            289,067        27.1
                                            ------------    --------       -----------   --------        -----------    --------
        Subtotal.........................        304,011        28.2           307,780       30.0            326,875        30.6
                                            ------------    --------       -----------   --------        -----------    --------
        Total............................   $  1,079,539       100.0%      $ 1,024,106      100.0%       $ 1,067,307       100.0%
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

     First Western's delinquent loans, nonaccrual loans and nonperforming assets consisted of the following at June 30, 1996, December 31, 1995 and June 30, 1995:

                                                                  June 30,      December 31,     June 30,
                                                                    1996            1995           1995
                                                                -------------   ------------   -------------
                                                                      (Dollars in Thousands)
    Loans delinquent and still accruing interest:
      Loans past due 30 to 89 days ...........................  $       8,766   $     10,420   $       6,761
      Loans past due 90 days or more .........................          1,721          2,648           1,697
                                                                -------------   ------------   -------------
        Total loan delinquencies .............................  $      10,487   $     13,068   $       8,458
                                                                =============   ============   =============

    Nonaccrual loans .........................................  $       4,966   $      4,959   $       4,444
    Other real estate owned ..................................            600            165             388
                                                                -------------   ------------   -------------
    Total nonperforming assets ...............................  $       5,566   $      5,124   $       4,832
                                                                =============   ============   =============

    Total nonperforming assets and loans
      past due 90 days or more ...............................  $       7,287   $      7,772   $       6,529
                                                                =============   ============   =============

    Nonaccrual loans to total loans ..........................           0.46 %         0.48 %         0.42 %

    Nonperforming assets to total loans
      and other real estate owned ............................           0.51 %         0.50 %         0.45 %

    Nonperforming assets to total assets .....................           0.33 %         0.32 %         0.29 %

    Nonperforming assets and loans past due
      90 days or more to total assets ........................           0.43 %         0.48 %         0.39 %

    Nonaccrual loans and loans past due
      90 days or more to total loans .........................           0.62 %         0.74 %         0.58 %

    Allowance for possible loan losses
      to nonaccrual loans ....................................         320.92 %       285.31 %       305.83 %

    Allowance for possible loan losses
      to loans past due 90 days or more
      and nonaccrual loans ...................................         238.32 %       185.98 %       221.32 %

    Allowance for possible loan losses to
      total loans ............................................           1.47 %         1.38 %         1.27 %

     First Western's total delinquencies decreased $2.6 million from $13.1 million at December 31, 1995 to $10.5 million at June 30, 1996 with $1.7 million of this decrease occurring in loans past due 30-89 days and $927,000 of this decrease occurring in loans past due 90 days or more. During the second quarter of 1996, First Western's total delinquent loans increased $369,000 or 3.6% due primarily to an increase in delinquencies of mortgage loans serviced by others. Consumer loan delinquencies decreased $347,000 and $2.6 million for the three and six months ended June 30, 1996, respectively, however some of these decreases were due to increases in consumer loans charged-off during these periods. See "Provision for Possible Loan Losses" for a further discussion of loan charge-offs. Most of the increase in delinquencies from June 30, 1995 to June 30, 1996 has been due to increased consumer loan delinquencies. First Western's delinquent loans by type are as follows at June 30, 1996, December 31, 1995 and June 30, 1995.


                                              June 30,      December 31,     June 30,
                                                1996            1995           1995
                                            ------------    ------------   ------------
                                                      (Dollars in Thousands)
    Commercial, financial
      and agricultural...................   $         37    $        466   $          -
                                            ------------    ------------   ------------

    Real estate-mortgage:
      1-4 Family residential.............          1,378             912            993
      Home equity........................             99              83             88
      Commercial and other...............              -              70              -
                                            ------------    ------------   ------------
        Subtotal.........................          1,477           1,065          1,081
                                            ------------    ------------   ------------
    Installment:
      Credit cards.......................          1,018           1,174            839
      Installment and other..............          7,955          10,363          6,538
                                            ------------    ------------   ------------
        Subtotal.........................          8,973          11,537          7,377
                                            ------------    ------------   ------------
        Total............................   $     10,487    $     13,068   $      8,458
                                            ============    ============   ============

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

     First Western believes that the allowance for possible loan losses of $15.9 million at June 30, 1996 is adequate to cover losses inherent in the portfolio as of such date. However, there can be no assurance that First Western will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at June 30, 1996.


Investment Securities, Mortgage-Backed Securities, and Securities Available for
Sale:

     Investment securities and mortgage-backed securities increased a combined $29.2 million for the first six months of 1996 with this increase due to the purchase of securities funded by increased borrowings. The market value of First Western's investment securities and mortgage-backed securities held to maturity was a combined $284.0 million, $4.7 million or 1.6% below the amortized cost of $288.7 million. First Western's portfolio of investment securities and mortgage-backed securities had a market value below amortized cost of $179,000 or 0.1% at December 31, 1995. The decrease in market value of First Western's portfolio of investment securities and mortgage-backed securities was due to an increase in intermediate and long-term interest rates during the first six months of 1996.

     Securities available for sale increased $12.5 million during the first six months of 1996. Securities available for sale increased $102.6 million from $156.9 million at June 30, 1995 to $259.5 million at June 30, 1996 with this increase due to the purchase of securities using the funds provided by the acquisition of the branch offices during the first quarter of 1995 and also using the funds provided by the fourth quarter 1995 loan securitizations and sales. At June 30, 1996, First Western had net unrealized depreciation on securities available for sale of $1.4 million compared with unrealized appreciation of $3.8 million at December 31, 1995 and unrealized appreciation of $1.5 million at June 30, 1995.


Deposits:

     Total deposits decreased $3.7 million or 0.3% from $1.178 billion at December 31, 1995 to $1.174 billion at June 30, 1996. Deposits decreased during the first six months of 1996 primarily due to the maturity of a short-term deposit from a commercial customer that was originated during the fourth quarter of 1995. First Western's deposits have not been growing due in part to First Western holding down interest rates paid for deposits below competitors in an effort to improve the net interest margin and to prevent further disintermediation from lower-costing to higher-costing deposits. First Western's deposits decreased $6.0 million from June 30, 1995 to June 30, 1996 with most of this decrease attributable to some run-off of certain higher rate deposits acquired in the first quarter of 1995.

Borrowed Funds:

     First Western's borrowed funds increased $144.6 million during the first six months of 1996 from $236.9 million at December 31, 1995 to $381.5 million at June 30, 1996. First Western increased its borrowings during the first six months of 1996 in order to fund the purchases of securities and also to fund the loan growth. Total borrowed funds increased $47.3 million from June 30, 1995 to June 30, 1996 as these additional borrowings were necessary to fund the growth of the securities and loan portfolios.

Shareholders' Equity:

     Shareholders' equity decreased slightly during the first six months of 1996 due to a $3.4 million decline in the market value of securities available for sale, net of income tax effects, and also due to treasury stock purchases and stock purchased for the Company's ESOP. During the first six months of 1996, First Western repurchased 101,900 shares of common stock as treasury stock at a cost of $2.7 million in accordance with a common stock repurchase program. During the second quarter of 1996, First Western purchased 40,000 shares of common stock at a cost of $1.0 million to be used for the Company's ESOP. This purchase was funded by a loan from an unrelated financial institution. The following table presents First Western's capital ratios at June 30, 1996 and December 31, 1995:

                                                                    June 30,                December 31,
                                                                      1996                       1995
                                                                  -------------              ------------
                                                                         (Dollars in Thousands)
Tier I:
  Common shareholders' equity ..............................      $     120,203              $    121,688
  Non-exempt intangible assets .............................             (6,969)                   (7,391)
  Unrealized (appreciation) depreciation in securities
    available for sale .....................................                914                    (2,492)
                                                                  -------------              ------------
      Total Tier I .........................................            114,148                   111,805
                                                                  -------------              ------------
Tier II:
  Qualifying allowance for possible loan losses ............             12,939                    12,445
                                                                  -------------              ------------
      Total Tier II ........................................             12,939                    12,445
                                                                  -------------              ------------
Total capital ..............................................      $     127,087              $    124,250
                                                                  =============              ============
Risk weighted assets .......................................      $   1,032,147              $    993,929
                                                                  =============              ============

Tier I capital ratio .......................................              11.06%                    11.25%
                                                                  =============              ============

Required Tier I capital ratio ..............................               4.00%                     4.00%
                                                                  =============              ============

Total capital ratio ........................................              12.31%                    12.51%
                                                                  =============              ============

Required total capital ratio ...............................               8.00%                     8.00%
                                                                  =============              ============

Tier I leverage ratio ......................................               6.78%                     6.99%
                                                                  =============              ============

Required Tier I leverage ratio * ...........................               3.00%                     3.00%
                                                                  =============              ============

* For all but the most highly rated, low risk profile organizations, the minimum Tier I leverage ratio is to be 3% plus a cushion of 100 to 200 basis points.

Liquidity and Cash Flows:

     Liquidity is the ability to provide the cash necessary to meet customer credit needs, satisfy depositor withdrawal requirements and to pay-off short-term borrowings. One source of liquidity is cash and due from banks and short-term assets such as interest-bearing deposits in other banks and federal funds sold, which totaled $41.6 million at June 30, 1996 as compared with $41.6 million at December 31, 1995 and $44.9 million at June 30, 1995. Another source of liquidity is borrowing capability. First Western's banking subsidiaries have a variety of sources of short-term liquidity available to them, including federal funds purchased from correspondent banks, sales of securities available for sale, sales of securities under agreements to repurchase, the Federal Reserve discount window, interbank deposits, FHLB advances and loan participations or sales. First Western also generates liquidity from the regular principal payments and prepayments made on its portfolio of loans and mortgage-backed securities. First Western's banking subsidiaries had $21.0 million of unused overnight credit lines available at June 30, 1996.

     First Western's operating activities provided cash flows of $8.4 million during the first six months of 1996 compared with $10.1 million during the first six months of 1995. The primary source of operating cash flows was net income combined with noncash expenses such as the provision for possible loan losses and depreciation.

     Investing activities used cash flows of $140.8 million during the first six months of 1996 compared with using cash flows of $101.8 million for the first six months of 1995. The growth of the securities portfolios used net cash flows of $83.8 million during the first six months of 1996 while the growth of the loan portfolio used net cash flows of $56.5 million. The five branch offices acquired during the first six months of 1995 provided First Western with net cash flows of $88.0 million which represents the deposit liabilities assumed by First Western net of the premium paid for the deposits and the assets that were purchased. Most of the funds provided by the acquisition of the branches were initially used to purchase securities available for sale. The growth of the loan portfolio during the first six months of 1995 used net cash flows of $88.7 million.

     Financing activities provided cash flows of $133.2 million in the first six months of 1996 with increased borrowings providing cash flows of $144.6 million and a decrease in deposits using cash flows of $3.7 million. During the first six months of 1995, financing activities provided cash flows of $93.0 million primarily as a result of an increase in deposits of $53.9 million and increased borrowings providing cash flows of $42.8 million.

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

          27.1 Financial Data Schedule

     b. Reports on Form 8-K: None.

                                  Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   FIRST WESTERN BANCORP, INC.
                                          (Registrant)


August 9, 1996                     /s/ Robert H. Young
                                   Robert H. Young
                                   Senior Vice President-Finance,
                                   Secretary and Treasurer
                                   (Principal Financial Officer)

                         FIRST WESTERN BANCORP, INC.

                            EXHIBITS TO FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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
