Form 10-Q
period 1996-09-30
FIRST WESTERN BANCORP INC
filed 1996-11-12
CIK 740876

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996

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
                          YES    X     NO
                              -------     -------


The number of shares outstanding of the Registrant's common stock as of November 8, 1996 was:

     Common Stock, $5.00 par value - 7,669,638 shares outstanding

                           FIRST WESTERN BANCORP, INC.

                                      INDEX

                                                                 Page
                                                                Number
Part I.  Financial Information:

     Item 1.  Financial Statements:

          Independent Accountants' Report.........................  3

          Consolidated Balance Sheets:
           September 30, 1996, December 31, 1995 and
           September 30, 1995.....................................  4

          Consolidated Statements of Income:
           Three months ended September 30, 1996
           and three months ended September 30, 1995..............  5

          Consolidated Statements of Income:
           Nine months ended September 30, 1996
           and nine months ended September 30, 1995...............  6

          Consolidated Statements of Changes
           in Shareholders' Equity:
           Nine months ended September 30, 1996
           and nine months ended September 30, 1995...............  7

          Consolidated Statements of Cash Flows:
           Nine months ended September 30, 1996
           and nine months ended September 30, 1995...............  8

          Notes to Consolidated Financial Statements.............. 10

     Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations........... 11


Part II.  Other Information:

     Item 1. - Item 6. ........................................... 28

     Signature.................................................... 29


DELOITTE &
TOUCHE LLP
----------


-----------------------------------------------------------------
2500 One PPG Place                      Telephone: (412) 338-7200
Pittsburgh, Pennsylvania 15222-5401     Facsimile: (412) 338-7380


INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of First Western Bancorp, Inc.

We have reviewed the accompanying consolidated balance sheets of First Western Bancorp, Inc. and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Corporation's management.

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


October 15, 1996

---------------
DELOITTE TOUCHE
TOHMATSU
INTERNATIONAL
---------------

Part I. Item 1. Financial Information

              FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                               (Unaudited)

                                                                                  September 30,   December 31,   September 30,
                                                                                      1996            1995           1995
                                                                                  -------------   ------------   -------------
ASSETS:
-------
Cash and due from banks                                                           $      46,944   $     39,464   $      34,564
                                                                                  -------------   ------------   -------------
Interest-bearing deposits with other banks                                                1,287          2,124             661
                                                                                  -------------   ------------   -------------
Securities available for sale
    (amortized cost of $240,109, $243,145 and $145,351)                                 238,922        246,980         146,978
                                                                                  -------------   ------------   -------------
Investment securities (market value of $105,434, $115,024, and $126,056)                105,638        114,015         125,846
                                                                                  -------------   ------------   -------------
Mortgage-backed securities (market value of $170,979, $144,362
    and $190,323)                                                                       174,583        145,550         192,754
                                                                                  -------------   ------------   -------------
Loans available for sale (market value of $3,209, $3,518 and $116,092)                    3,209          3,510         115,421
                                                                                  -------------   ------------   -------------

Loans (net of unearned income of $33,946, $34,636 and $40,576)                        1,113,264      1,024,106       1,012,159
Less: Allowance for possible loan losses                                                 16,073         14,148          13,855
                                                                                  -------------   ------------   -------------
    Net loans                                                                         1,097,191      1,009,958         998,304
                                                                                  -------------   ------------   -------------
Premises and equipment                                                                   19,147         18,411          18,394
                                                                                  -------------   ------------   -------------
Other assets                                                                             25,845         23,252          23,246
                                                                                  -------------   ------------   -------------
            Total Assets                                                          $   1,712,766   $  1,603,264   $   1,656,168
                                                                                  =============   ============   =============
LIABILITIES:
------------
Deposits:
    Noninterest-bearing demand                                                    $     101,075    $   102,864   $      99,827
    Interest-bearing demand                                                             127,501        110,703          98,344
    Savings                                                                             256,859        271,442         273,476
    Time                                                                                665,874        692,674         706,063
                                                                                  -------------   ------------   -------------
        Total deposits                                                                1,151,309      1,177,683       1,177,710
                                                                                  -------------   ------------   -------------

Borrowed funds:
    Federal funds purchased and other short-term borrowings                              92,821          3,598          77,632
    Repurchase agreements and secured lines of credit                                   199,615        121,658         129,486
    Advances from the Federal Home Loan Bank                                            119,000        111,670         119,191
                                                                                  -------------   ------------   -------------
        Total borrowed funds                                                            411,436        236,926         326,309
                                                                                  -------------   ------------   -------------

Long-term debt                                                                            6,507          8,133           8,674
                                                                                  -------------   ------------   -------------
Other liabilities                                                                        21,715         58,834          26,412
                                                                                  -------------   ------------   -------------
            Total Liabilities                                                         1,590,967      1,481,576       1,539,105
                                                                                  -------------   ------------   -------------

SHAREHOLDERS' EQUITY:
---------------------
Preferred stock, no stated value, 4,000,000
    shares authorized, none issued                                                            -              -               -
Common stock, $5.00 par value, 20,000,000
    shares authorized, 7,823,088,  7,816,651  and 7,803,278 shares
    issued                                                                               39,115         39,083          39,016
Additional paid-in capital                                                               21,873         21,811          21,547
Retained earnings                                                                        66,334         59,313          56,454
Unrealized (depreciation) appreciation in securities available for sale                    (771)         2,492           1,057
Treasury stock, 154,400,  52,500 and 52,500 shares at cost                               (3,702)        (1,011)         (1,011)
Unallocated common stock held by ESOP (at cost)                                          (1,050)             -               -
                                                                                  -------------   ------------   -------------
            Total Shareholders' Equity                                                  121,799        121,688         117,063
                                                                                  -------------   ------------   -------------
            Total Liabilities and Shareholders' Equity                            $   1,712,766   $  1,603,264   $   1,656,168
                                                                                  =============   ============   =============

                See Notes to Consolidated Financial Statements.

Part I. Item 1. Financial Information

                  FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                       For the Three Months Ended
                                                                      -----------------------------
                                                                       September 30,   September 30,
                                                                           1996            1995
                                                                      -------------   -------------
INTEREST INCOME:
----------------
Interest and fees on loans                                            $      23,270   $      23,746
Interest and fees on loans available for sale                                    78               -
Interest on deposits with other banks                                            15              11
Interest on securities available for sale                                     4,280           2,543
Interest and dividends on investment securities:
     Taxable interest                                                           368             750
     Tax-exempt interest                                                      1,041           1,004
Interest on mortgage-backed securities                                        2,719           2,996
Interest on federal funds sold                                                    -               3
                                                                      -------------   -------------
         Total Interest Income                                               31,771          31,053
                                                                      -------------   -------------
INTEREST EXPENSE:
-----------------
Interest on deposits:
     Demand                                                                     404             464
     Savings                                                                  1,702           1,745
     Time                                                                     9,255          10,265
Interest on borrowed funds:
     Federal funds purchased and other short-term borrowings                    940             576
     Repurchase agreements and secured lines of credit                        2,943           2,034
     Advances from the Federal Home Loan Bank                                 1,610           1,830
Interest on long-term debt                                                      123             183
                                                                      -------------   -------------
         Total Interest Expense                                              16,977          17,097
                                                                      -------------   -------------

NET INTEREST INCOME                                                          14,794          13,956
     Provision for possible loan losses                                       1,190             956
                                                                      -------------   -------------

NET INTEREST INCOME AFTER PROVISION FOR
     POSSIBLE LOAN LOSSES                                                    13,604          13,000
                                                                      -------------   -------------
OTHER INCOME:
-------------
Trust fees                                                                      448             479
Service charges on deposit accounts                                             972             856
Credit card program fees                                                        459             386
Net securities gains                                                            541             479
Other operating income                                                          679             807
                                                                      -------------   -------------
         Total Other Income                                                   3,099           3,007
                                                                      -------------   -------------
OTHER EXPENSES:
---------------
Salaries and wages                                                            3,579           3,459
Employee benefits                                                               957           1,022
Net occupancy expense                                                           685             805
Equipment rentals, depreciation and maintenance                                 519             561
Federal deposit insurance                                                     3,581             259
Outside examination, legal fees and consulting                                  325             485
Advertising and promotion                                                       366             384
Supplies                                                                        396             384
Outside data processing services                                                443             374
Other operating expense                                                       2,097           1,946
                                                                      -------------   -------------
        Total Other Expenses                                                 12,948           9,679
                                                                      -------------   -------------
INCOME BEFORE INCOME TAXES                                                    3,755           6,328
        Income Taxes                                                            921           1,948
                                                                      -------------   -------------
NET INCOME                                                            $       2,834   $       4,380
                                                                      =============   =============

EARNINGS PER SHARE                                                    $        0.37   $        0.56
                                                                      =============   =============

DIVIDENDS PER SHARE                                                   $        0.18   $        0.17
                                                                      =============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING AND COMMON SHARE EQUIVALENTS              7,722          7,838
                                                                      =============   =============

         See Notes To Consolidated Financial Statements.

Part I. Item 1. Financial Information

                  FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                        For the Nine Months Ended
                                                                      -----------------------------
                                                                       September 30,   September 30,
                                                                           1996            1995
                                                                      -------------   -------------
INTEREST INCOME:
----------------
Interest and fees on loans                                            $      67,862   $      67,676
Interest and fees on loans available for sale                                   150               -
Interest on deposits with other banks                                            45              32
Interest on securities available for sale                                    12,985           7,314
Interest and dividends on investment securities:
     Taxable interest                                                         1,167           2,376
     Tax-exempt interest                                                      3,107           3,015
Interest on mortgage-backed securities                                        7,877           8,953
Interest on federal funds sold                                                   11             117
                                                                      -------------   -------------
         Total Interest Income                                               93,204          89,483
                                                                      -------------   -------------
INTEREST EXPENSE:
-----------------
Interest on deposits:
     Demand                                                                   1,145           1,473
     Savings                                                                  5,173           5,798
     Time                                                                    28,338          28,291
Interest on borrowed funds:
     Federal funds purchased and other short-term borrowings                  2,165           1,048
     Repurchase agreements and secured lines of credit                        7,972           5,671
     Advances from the Federal Home Loan Bank                                 4,776           5,583
Interest on long-term debt                                                      375             572
                                                                      -------------   -------------
         Total Interest Expense                                              49,944          48,436
                                                                      -------------   -------------

NET INTEREST INCOME                                                          43,260          41,047
     Provision for possible loan losses                                       5,770           2,626
                                                                      -------------   -------------

NET INTEREST INCOME AFTER PROVISION FOR
     POSSIBLE LOAN LOSSES                                                    37,490          38,421
                                                                      -------------   -------------
OTHER INCOME:
-------------
Trust fees                                                                    1,494           1,489
Service charges on deposit accounts                                           2,690           2,410
Credit card program fees                                                      1,180           1,029
Net securities gains                                                          1,731             715
Other operating income                                                        2,167           2,369
                                                                      -------------   -------------
         Total Other Income                                                   9,262           8,012
                                                                      -------------   -------------
OTHER EXPENSES:
---------------
Salaries and wages                                                           10,471          10,055
Employee benefits                                                             3,044           3,079
Net occupancy expense                                                         2,167           2,171
Equipment rentals, depreciation and maintenance                               1,679           1,704
Federal deposit insurance                                                     4,226           1,487
Outside examination, legal fees and consulting                                  972           1,063
Advertising and promotion                                                       942           1,200
Supplies                                                                      1,132           1,169
Outside data processing services                                              1,301           1,029
Other operating expense                                                       5,986           5,476
                                                                      -------------   -------------
        Total Other Expenses                                                 31,920          28,433
                                                                      -------------   -------------
INCOME BEFORE INCOME TAXES                                                   14,832          18,000
        Income Taxes                                                          3,643           5,461
                                                                      -------------   -------------
NET INCOME                                                            $      11,189   $      12,539
                                                                      =============   =============

EARNINGS PER SHARE                                                    $        1.44   $        1.60
                                                                      =============   =============

DIVIDENDS PER SHARE                                                   $        0.54   $        0.52
                                                                      =============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING AND COMMON SHARE EQUIVALENTS              7,791           7,849
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

                                                                 For the Nine Months Ended September 30, 1996
                                                  ------------------------------------------------------------------------------
                                                                                          Unrealized
                                                                                         Appreciation             Common Stock
                                                                                        (Depreciation)            Held by ESOP
                                                   Common Stock                         in Securities              (at Cost)
                                                  ---------------              Retained    Available   Treasury  ---------------
                                                  Shares   Amount    Surplus   Earnings     for Sale     Stock   Shares   Amount
                                                  ------------------------------------------------------------------------------
    Balance - January 1, 1996                      7,817   $39,083   $21,811   $59,313      $2,492     $(1,011)     -        $-

    Net income                                         -         -         -    11,189           -           -      -         -

    Cash dividends paid ($0.54 per share)              -         -         -    (4,168)          -           -      -         -

    Exercise of options, net of shares redeemed        5        27        43         -           -           -      -         -

    Common stock issued for dividend reinvestment      1         5        19         -           -           -      -         -

    Common stock purchased by ESOP                     -         -         -         -           -           -    (40)   (1,050)

    Treasury stock purchased                           -         -         -         -           -      (2,691)     -         -

    Net change in unrealized appreciation
       (depreciation) in securities available
        for sale                                       -         -         -         -      (3,263)          -      -         -
                                                  ------------------------------------------------------------------------------
    Balance - September 30, 1996                   7,823   $39,115   $21,873   $66,334       $(771)    $(3,702)   (40)  $(1,050)
                                                  ==============================================================================

                                                                 For the Nine Months Ended September 30, 1995
                                                  ------------------------------------------------------------------------------
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
                                                  ==============================================================================



      See Notes To Consolidated Financial Statements.

Part I. Item 1. Financial Information

              FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                               (Unaudited)
                                                                                  For the Nine Months Ended
                                                                                -----------------------------
                                                                                September 30,   September 30,
                                                                                    1996            1995
                                                                                -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net income                                                                       $     11,189    $     12,539
                                                                                -------------   -------------
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                                      1,688           1,674
      Amortization and accretion                                                        1,528             (15)
      Provision for possible loan losses                                                5,770           2,626
      Gain on sale of securities                                                       (1,731)           (715)
      Loss (gain) on sale of real estate owned                                             44            (578)
      (Gain) loss on sale of premises and equipment                                        27              40
      Gain on sale of loans                                                               (54)           (423)
      Provision for deferred tax benefit                                                  (23)            (48)
      (Decrease) increase in current taxes payable                                     (1,746)             31
      Increase in interest receivable                                                  (1,566)         (1,295)
      (Decrease) increase in interest payable                                             (38)          4,258
      Federal deposit insurance special assessment                                      3,291               -
      Other - net                                                                      (1,493)           (998)
                                                                                -------------   -------------
   Total adjustments                                                                    5,697           4,557
                                                                                -------------   -------------
Net cash provided by operating activities                                              16,886          17,096
                                                                                -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Proceeds from sales of securities available for sale                                   84,083          56,695
Proceeds from maturity or paydown of securities available for sale                     46,052          10,696
Purchase of securities available for sale                                            (162,967)       (129,760)
Proceeds from maturity or paydown of investment securities                             40,534          32,715
Purchase of investment securities                                                     (61,796)        (15,085)
Purchase of loans                                                                      (6,155)        (30,761)
Proceeds from sale of loans                                                            29,130          28,056
Net increase in loans                                                                (116,279)       (146,937)
Decrease in deposits with other banks                                                     838             211
Purchase of premises and equipment                                                     (2,488)         (1,043)
Proceeds from sale of premises and equipment                                               35              99
Proceeds from sale of other real estate owned                                             852           1,555
Cash received in branch purchases                                                           -          88,021
                                                                                -------------   -------------
Net cash used in investing activities                                                (148,161)       (105,538)
                                                                                -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
Net (decrease) increase in deposits                                                   (26,314)         51,671
Net increase in federal funds purchased and other
   short-term borrowings                                                               89,223          42,785
Net increase in repurchase agreements and secured lines of credit                      77,957           1,025
Net increase (decrease) in advances from the Federal Home Loan Bank                     7,330          (8,930)
Proceeds from issuance of long-term debt                                                1,050               -
Payments on long-term debt                                                             (2,676)         (1,645)
Proceeds from exercise of stock options                                                    70              21
Proceeds from common stock issued for dividend reinvestment plan                           24             210
Treasury stock purchased                                                               (2,691)         (1,011)
Common stock purchased for ESOP                                                        (1,050)              -
Stock allocated to ESOP participants                                                        -              23
Dividends paid on common stock                                                         (4,168)         (4,046)
                                                                                -------------   -------------
Net cash provided by financing activities                                             138,755          80,103
                                                                                -------------   -------------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                      7,480          (8,339)

CASH AND DUE FROM BANKS - Beginning of year                                            39,464          42,903
                                                                                -------------   -------------
CASH AND DUE FROM BANKS - End of period                                          $     46,944    $     34,564
                                                                                =============   =============

             See Notes To Consolidated Financial Statements.

Part I. Item 1. Financial Information

                  FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In thousands)
                                  (Unaudited)

                                                                                  For the Nine Months Ended
                                                                                -----------------------------
                                                                                September 30,   September 30,
                                                                                    1996            1995
                                                                                -------------   -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for:

      Interest                                                                  $      49,982   $      44,187
                                                                                =============   =============
      Income taxes                                                              $       5,562   $       5,510
                                                                                =============   =============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:

   Securities purchased settling after September 30                             $           -   $       5,861
                                                                                =============   =============
   Transfers to other real estate owned                                         $         983   $         254
                                                                                =============   =============
   Net change in unrealized (depreciation) appreciation in securities
      available for sale, net of income tax effects                             $     (3,263)   $       3,248
                                                                                =============   =============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

   Deposits assumed in branch acquisitions                                      $           -   $      96,681
                                                                                =============   =============


            See Notes To Consolidated Financial Statements.

                FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (Unaudited)

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

     The consolidated balance sheets as of September 30, 1996 and September 30, 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the three and nine month periods ended September 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

Part 1. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of operations for the three and nine months ended September 30, 1996 compared with the three and nine months ended September 30, 1995:

     For the nine months ended September 30, 1996, First Western's net income was $11.2 million or $1.44 per share compared with $12.5 million or $1.60 per share for the nine months ended September 30, 1995. First Western's net income decreased $1.3 million or 10.8% from the first nine months of 1995 to the first nine months of 1996 primarily due to a $3.1 million increase in the provision for possible loan losses and a $2.7 million increase in federal deposit insurance expense. During the first nine months of 1996, First Western increased its provision for possible loan losses in response to increased consumer loan charge-offs and delinquencies. First Western's federal deposit insurance expense increased from the prior year as a result of the President signing the Omnibus Consolidated Appropriations Act on September 30, 1996 which, among other items, called for a recapitalization of the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). As a result of this legislation, First Western will pay a one-time special assessment of $3.3 million during the fourth quarter of 1996. This one-time FDIC assessment, net of income taxes, reduced earnings for the three and nine month periods ended September 30, 1996 by approximately $2.0 million or $0.26 per share. Excluding the FDIC assessment, earnings for the nine months ended September 30, 1996 would have been $13.2 million or $1.70 per share, increasing 5.4% and 6.3%, respectively, over earnings of $12.5 million or $1.60 per share for the nine months ended September 30, 1995. The impact of the increase in the provision for possible loan losses and FDIC special assessment was partially offset by a $2.3 million or 5.4% increase in net interest income and a $1.3 million or 15.6% increase in other income primarily due to a $1.0 million increase in gains on sales of securities available for sale. First Western's return on average assets and return on average equity for the first nine months of 1996 were 0.90% and 12.36%, respectively, compared with 1.06% and 14.98% for the first nine months of 1995, with the decline in these ratios attributable to the increased provision for possible loan losses and the FDIC special assessment. Excluding the impact of the FDIC special assessment, First Western's return on average assets and return on average equity for the nine months ended September 30, 1996 would have been approximately 1.06% and 14.60%, respectively.

     For the three months ended September 30, 1996, First Western's net income was $2.8 million, decreasing $1.6 million or 35.3% from $4.4 million for the third quarter of 1995 due to the FDIC special assessment. First Western's earnings per share were $0.37 for the three months ended September 30, 1996, decreasing from $0.56 for the three months ended September 30, 1995 due to the FDIC special assessment. Excluding the FDIC special assessment, earnings for the three months ended September 30, 1996 would have been $4.9 million or $0.63 per share. First Western's return on average assets and return on average equity were 0.67% and 9.23%, respectively, for the three months ended September 30, 1996, compared with 1.07% and 15.19% for the third quarter of 1995. Excluding the impact of the FDIC special assessment, First Western's return on average assets and return on average equity for the three months ended September 30, 1996 would have been approximately 1.15% and 15.83%, respectively.


Net Interest Income:

     First Western's net interest income was $43.3 million for the nine months ended September 30, 1996, increasing $2.3 million or 5.4% from $41.0 million for the first nine months of 1995. The increase in net interest income was generated by an $88.7 million or 5.9% increase in average earning assets which was partially offset by a decline in First Western's net interest margin from 3.79% for the first nine months of 1995 to 3.77% for the first nine months of 1996. The increase in average earning assets was due to a $67.0 million or 14.2% increase in average securities along with a $24.0 million or 2.3% increase in average loans outstanding. The growth in average earning assets was funded by a $71.6 million or 25.1% increase in average borrowed funds and an $11.0 million or 1.0% increase in average deposits.

     First Western's net interest income for the third quarter of 1996 was $14.8 million, increasing $838,000 or 6.0% from $14.0 million for the third quarter of 1995. This increase in net interest income was due to a $63.4 million or 4.1% increase in average earning assets along with an increase in the net interest margin. The increase in average earning assets for the third quarter of 1996 compared with the prior year was due to a $65.3 million or 14.0% increase in average securities funded by an increase in average borrowed funds. First Western's net interest margin for the third quarter of 1996 was 3.79%, increasing from 3.71% for the third quarter of 1995 due to a decrease in First Western's cost of funds.

     First Western's net interest margin or net interest income expressed as a percentage of average earning assets was 3.77% for the first nine months of 1996 compared with 3.79% for the first nine months of 1995. First Western's yield on earning assets declined from the first nine months of 1995 to the first nine months of 1996 due primarily to a decline in loan yields. Loan yields declined in part due to securitization of $113.7 million of fixed rate residential mortgage loans during the fourth quarter of 1995 and also due to a decline in the yields of commercial loans with interest rates based on the prime rate, which was reduced by 50 basis points since December 1995. First Western's cost of funds decreased for the first nine months of 1996 compared with the prior year due to decreases in the rates paid for deposits and borrowed funds.

Provision for Possible Loan Losses:

     First Western's provision for possible loan losses was $5.8 million for the first nine months of 1996, increasing $3.2 million from $2.6 million for the first nine months of 1995. During the third quarter of 1996, First Western's provision for possible loan losses was $1.2 million, increasing $200,000 from $1.0 million for the third quarter of 1995 and decreasing $2.1 million from a provision of $3.3 million for the second quarter of 1996. First Western increased its provision for possible loan losses during the second quarter of 1996 in response to increased consumer loan charge-offs. First Western's net charge-offs for the first nine months of 1996 were $3.8 million or 0.48% of average loans, compared with $1.7 million or 0.22% of average loans for the first nine months of 1995. Substantially all of First Western's charge-offs for the first nine months of 1995 and 1996 were consumer loans, primarily indirect automobile loans and credit card loans. First Western's net charge-offs for the third quarter of 1996 were $1.0 million, compared with $572,000 for the third quarter of 1995 and $1.0 million and $1.8 million for the first and second quarters of 1996, respectively.

     First Western's net charge-offs by loan type are as follows (in thousands):

                                                                               Nine months ended September 30,
                                                                               -------------------------------
                                                                                  1996                 1995
                                                                               ----------           ----------
    Commercial, financial and agricultural loans..........................     $      (87)          $      (30)
    Real estate construction loans........................................              -                    -
    Real estate mortgage loans............................................            130                   (7)
    Installment loans.....................................................          3,801                1,751
                                                                               ----------           ----------
       Total net charge-offs..............................................     $    3,844           $    1,714
                                                                               ==========           ==========
    Net charge-offs as a percentage of
       average loans......................................................           0.48%                0.22%
                                                                               ==========           ==========

Other Income and Other Expenses:

     Other income increased $1.3 million or 15.6% from $8.0 million for the first nine months of 1995 to $9.3 million for the first nine months of 1996 primarily due to gains on sales of securities available for sale, and increases in fees for servicing loans, service charges on deposit accounts and commissions on sales of mutual funds and annuities. These increases in other income were partially offset by decreases in gains realized on sales of other real estate owned and gains on sales of loans. For the third quarter of 1996, other income was $3.1 million, increasing $92,000 or 3.1% from $3.0 million for the third quarter of 1995 with most of this increase due to increases in fees for servicing loans and service charges on deposit accounts. Partially offsetting these increases in other income for the third quarter of 1996 compared with the prior year was a $275,000 decrease in gains on sales of other real estate owned.

     Service charges on deposit accounts increased $280,000 or 11.6% for the first nine months of 1996 compared with the same period in the prior year. The increase in service charges on deposit accounts reflected the addition of approximately $97 million of deposits acquired with the five branch offices purchased by First Western during the first quarter of 1995 along with an increase in the returned check charge implemented in mid-1995. Service charges on deposit accounts increased $116,000 or 13.6% for the third quarter of 1996 compared with the prior year due primarily to the increase in fees charged for returned checks.

     First Western's credit card program fees increased $152,000 or 14.7% from $1.0 million for the first nine months of 1995 to $1.2 million for the first nine months of 1996 reflecting the growth of First Western's credit card program along with an increase in fees earned for processing merchant transactions. First Western's credit card program fees increased $73,000 or 18.9% from $386,000 for the third quarter of 1995 to $459,000 for the third quarter of 1996 reflecting the increases in volume and merchant fees.

     During the first nine months of 1996, First Western sold certain securities available for sale realizing gains of $1.7 million, which was an increase of $1.0 million from gains of $715,000 for the first nine months of 1995. First Western sold certain bank equity securities during the first nine months of 1996 which resulted in approximately $465,000 of the total gains realized with the remaining gains resulting from First Western restructuring a portion of its securities portfolio. During the third quarter of 1996, First Western realized gains of $541,000 compared with $479,000 for the third quarter of 1995.

     Other operating income decreased $202,000 or 8.5% from $2.7 million for the first nine months of 1995 to $2.2 million for the first nine months of 1996 due to decreases in gains realized on sales of loans and other real estate owned. During the first nine months of

1995, First Western realized gains on sales of loans of $423,000 primarily as a result of First Western selling its portfolio of student loans, while sales of loans during the first nine months of 1996 resulted in gains of $54,000. Sales of other real estate owned resulted in gains of $578,000 during the first nine months of 1995 compared with losses of $44,000 during the first nine months of 1996. These decreases in income from sales of loans and other real estate owned were partially offset by increases in other types of income during the first nine months of 1996. As a result of the loan securitizations and sales that took place during the fourth quarter of 1995, First Western's income from loan servicing increased $388,000 for the first nine months of 1996 compared with the same period in the prior year. First Western increased its mutual fund and annuity commissions by $249,000 by utilizing a third-party provider beginning in the second quarter of 1995. During the first nine months of 1996, First Western realized an $80,000 gain on the sale of the solicitation rights to one of First Western's credit card affinity group programs. For the third quarter of 1996, other operating income decreased $128,000 or 15.9% due to a $275,000 decrease in gains realized on sales of other real estate owned with this decrease partially offset by a $115,000 increase in loan servicing income.

     Total other expenses increased $3.5 million or 12.3% from $28.4 million for the first nine months of 1995 to $31.9 million for the first nine months of 1996 due to a $3.3 million one-time assessment to recapitalize the FDIC's Savings Association Insurance Fund. This assessment also resulted in an increase in other expenses of $3.3 million or 33.8% from $9.7 million for the third quarter of 1995 to $12.9 million for the third quarter of 1996.

     First Western's salary and employee benefits expense increased a combined $381,000 or 2.9% for the first nine months of 1996 compared with the first nine months of 1995. Salaries and employee benefits expense increased due to normal salary and wage increases in addition to First Western increasing the number of its branch locations with these increases partially offset by a decrease in First Western's medical insurance expense. First Western's salaries and employee benefits expense increased $55,000 or 1.2% for the third quarter of 1996 compared with the prior year due to increased salaries and wages resulting from new branch locations with this increase partially offset by lower benefit costs.

     Occupancy and equipment expense decreased a combined $29,000 or 0.7% from the first nine months of 1995 to the first nine months of 1996 due to First Western recording a $100,000 charge to occupancy expense during the third quarter of 1995 to accrue for the costs of abandoning two leased branch offices. Also contributing to the decrease in occupancy and equipment expense was an increase in rental income and a reduction in property tax expense with these decreases partially offset by the opening of an in-store branch in late 1995 and the expansion of an existing branch in early 1996. Occupancy and equipment expense decreased $162,000 or 11.9% from $1.4 million for the third quarter of 1995 to $1.2 million for the third quarter of 1996 due to the costs to abandon the two leased offices recorded during the third quarter of 1995 along with a decrease in depreciation expense.

     Federal deposit insurance expense increased $2.7 million from $1.5 million for the first nine months of 1995 to $4.2 million for the first nine months of 1996 with this increase due to a one-time assessment of thrift deposits in order to recapitalize the SAIF. On September 30, 1996, the President signed legislation which included provisions to recapitalize the SAIF by means of a one-time assessment on SAIF insured deposits. The one-time assessment was set at $0.657 per $100 of insured deposits. This legislation also eliminated the insurance rate differential between the Bank Insurance Fund ("BIF") and the SAIF and provided for some sharing of the SAIF's debt service requirements with the BIF; however, the SAIF will still absorb a larger portion of the debt service requirement going forward. This legislation should result in a reduction in First Western's Federal deposit insurance expense in future periods. This special assessment was the reason for the $3.3 million increase in FDIC insurance from $259,000 for the third quarter of 1995 to $3.6 million for the third quarter of 1996. Excluding the impact of the special assessment, First Western's FDIC insurance expense would have decreased $552,000 for the nine months ended September 30, 1996 compared with the prior year due to a reduction in the BIF insurance premiums in late 1995.

     First Western's outside examination, legal and consulting expense decreased $91,000 or 8.6% from the first nine months of 1995 to the first nine months of 1996 due to First Western settling a lawsuit during the third quarter of 1995 which increased First Western's legal expense. The decrease in legal expense for the first nine months of 1996 compared with the prior year was partially offset by increased consulting expense as First Western utilized outside consultants during 1996 to assist management in performing a product profitability study for all major loan and deposit products. First Western's outside examination, legal and consulting expense decreased $160,000 or 33.0% for the third quarter of 1996 compared with the prior year primarily due to a decrease in legal expense.

     First Western's advertising and promotion expense decreased $258,000 or 21.5% from $1.2 million for the first nine months of 1995 to $942,000 for the first nine months of 1996. The most significant component of the decrease in advertising expense was a $163,000 reduction in credit card affinity group solicitation costs due to First Western de-emphasizing the origination of new affinity group programs. Additionally, First Western ran several special promotions during the first nine months of 1995 such as the grand opening of the newly acquired branches and the promotion of the loan by telephone program. Through the first nine months of 1996, First Western did not run any special advertising campaigns similar in size to the prior year. First Western's advertising and promotion expense decreased $18,000 or 4.7% for the third quarter of 1996 compared with the prior year as a result of First Western reducing its credit card solicitation expenditures.

     Outside data processing services expense increased $272,000 or 26.4% from $1.0 million for the first nine months of 1995 to $1.3 million for the first nine months of 1996. First Western's expense for outside data processing services increased due to increased Automated Teller Machine ("ATM") data processing charges and increased credit card data processing charges. First Western's outside data processing expense increased $69,000 or 18.4% from $374,000 for the third quarter of 1995 to $443,000 for the third quarter of 1996 with this increase due primarily to increased credit card data processing expenses.

     Other operating expenses increased $510,000 or 9.3% from $5.5 million for the first nine months of 1995 to $6.0 million for the first nine months of 1996. Other expenses increased from the first nine months of 1995 to the first nine months of 1996 due in part to a $161,000 increase in bad check and fraud losses. Approximately $85,000 of the increase in bad check and fraud losses was due to a recovery on a 1994 fraud loss which reduced other expenses during 1995. During the first nine months of 1996, First Western began purchasing various deposit account enhancements from a third-party provider which contributed approximately $135,000 to the increase in other expenses. The amortization of the intangible assets resulting from the first quarter 1995 branch acquisitions added $122,000 to the increase in other expenses for the nine month period ended September 30, 1996 compared with the prior year.
Other operating expenses were $2.1 million for the third quarter of 1996, increasing $151,000 or 7.8% from $1.9 million for the third quarter of 1995. Other operating expenses increased from the third quarter of 1995 to the third quarter of 1996 due to increased expenses for bad check and fraud losses and the fees paid for the deposit account enhancements.


Income Taxes:

     First Western's income tax expense was $3.6 million for the first nine months of 1996 compared with $5.5 million for the first nine months of 1995. First Western reduced its income tax expense for the nine month period ended September 30, 1996 by $500,000 as a result of First Western reaching a settlement with the IRS during the second quarter of 1996 on various findings of an audit of First Western's tax returns from 1989 through 1992. The $500,000 reduction in income tax expense during the nine month period ended September 30, 1996 represents the difference between the amount that First Western had accrued in prior years for potential IRS audit findings and the actual settlement amount.

     Excluding the adjustment to income tax expense for the IRS settlement, First Western's effective tax rate for the nine months ended September 30, 1996 would have been 27.9%. First Western's effective tax rate for the first nine months of 1995 was 30.3%. The decrease in First Western's effective tax rate from 1995 to 1996, excluding the $500,000 adjustment related to the audit settlement, was due to First Western having an increased level of tax-exempt interest income as compared with pretax earnings and also due to First Western having a $264,000 decrease in state income taxes at its savings association subsidiary primarily as a result of the special SAIF assessment.

     Congress passed legislation during the third quarter of 1996 which eliminated the taxation of bad debt reserves created by thrifts prior to 1988. These bad debt reserves for tax purposes would have created a potential tax liability if a thrift changed its charter. This legislation removes the potential liability related to thrift charter conversions eliminating this as an obstacle to changing the thrift charter or merging the thrift subsidiary with the bank subsidiary.

Financial Condition as of September 30, 1996 as compared with December 31, 1995 and September 30, 1995.

     As of September 30, 1996, First Western's total assets were $1.713 billion compared with $1.603 billion at December 31, 1995 and $1.656 billion at September 30, 1995. Most of the increase from September 30, 1995 and December 31, 1995 was due to the growth of the loan and securities portfolios funded by an increase in borrowed funds. Total average assets for the first nine months of 1996 were $1.666 billion compared with $1.575 billion for the first nine months of 1995, an increase of 5.8%.

Loan Portfolio:

     Net loans increased $89.2 million or 8.7% during the first nine months of 1996 with the growth rate of loans increasing during the second and third quarters of 1996 compared with the first quarter of 1996. First Western's loans outstanding increased $33.8 million during the third quarter of 1996 compared with $19.7 million and $35.7 million for the first and second quarters of 1996, respectively. Real estate mortgage loans, excluding mortgage loans available for sale, increased $89.4 million during the first nine months of 1996 with most of this increase in residential mortgage loans. Mortgage loans have increased as a result of First Western hiring additional mortgage loan originators during late 1995 and early 1996. The following table shows the composition of First Western's loan portfolio at September 30, 1996, December 31, 1995 and September 30, 1995:


                                              September 30, 1996              December 31, 1995            September 30, 1995
                                            ------------------------       ----------------------        -----------------------
                                               Amount        Percent          Amount      Percent           Amount       Percent
                                            ------------    --------       -----------   --------        -----------    --------
                                                                            (Dollars in Thousands)
    Commercial, financial and agricultural:
        Automobile floorplan loans.......   $     25,052         2.3%      $    26,775        2.6%       $    24,529         2.4%
        Loans to municipalities..........         11,665         1.0            13,893        1.4             12,203         1.2
        Other commercial loans...........         83,229         7.5            79,491        7.8             78,006         7.7
                                            ------------    --------       -----------   --------        -----------    --------
          Subtotal.......................        119,946        10.8           120,159       11.8            114,738        11.3
                                            ------------    --------       -----------   --------        -----------    --------
    Real estate-construction.............         19,062         1.7            24,501        2.4             23,171         2.3
                                            ------------    --------       -----------   --------        -----------    --------
    Real estate-mortgage:
      1-4 Family residential.............        422,930        38.0           353,494       34.6            348,484        34.4
      Multi-family residential...........         34,355         3.1            35,088        3.4             36,034         3.6
      Home equity........................         47,474         4.3            41,417        4.0             39,544         3.9
      Commercial and other...............        156,300        14.0           141,667       13.8            136,833        13.5
                                            ------------    --------       -----------   --------        -----------    --------
        Subtotal.........................        661,059        59.4           571,666       55.8            560,895        55.4
                                            ------------    --------       -----------   --------        -----------    --------
    Installment:
      Credit cards.......................         42,254         3.8            45,226        4.4             39,167         3.9
      Installment and other..............        270,943        24.3           262,554       25.6            274,188        27.1
                                            ------------    --------       -----------   --------        -----------    --------
        Subtotal.........................        313,197        28.1           307,780       30.0            313,355        31.0
                                            ------------    --------       -----------   --------        -----------    --------
        Total............................   $  1,113,264       100.0%      $ 1,024,106      100.0%       $ 1,012,159       100.0%
                                            ============    ========       ===========   ========        ===========    ========

     First Western's loans available for sale were $3.2 million at September 30, 1996 compared with $3.5 million at December 31, 1995 and $115.4 million at September 30, 1995. The loans classified as available for sale at September 30, 1996 and December 31, 1995 consisted of current production that was designated for sale while the $115.4 million of loans designated as available for sale at September 30, 1995 were loans from First Western's residential mortgage loan portfolio that were securitized during the fourth quarter of 1995.

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

     First Western's delinquent loans, nonaccrual loans and nonperforming assets consisted of the following at September 30, 1996, December 31, 1995 and September 30, 1995:

                                                                September 30,    December 31,  September 30,
                                                                    1996            1995           1995
                                                                -------------   ------------   -------------
                                                                      (Dollars in Thousands)
    Loans delinquent and still accruing interest:
      Loans past due 30 to 89 days ...........................  $       8,759   $     10,420   $       8,323
      Loans past due 90 days or more .........................          1,868          2,648           1,973
                                                                -------------   ------------   -------------
        Total loan delinquencies .............................  $      10,627   $     13,068   $      10,296
                                                                =============   ============   =============

    Nonaccrual loans .........................................  $       5,360   $      4,959   $       5,108
    Other real estate owned ..................................            252            165              97
                                                                -------------   ------------   -------------
    Total nonperforming assets ...............................  $       5,612   $      5,124   $       5,205
                                                                =============   ============   =============

    Total nonperforming assets and loans
      past due 90 days or more ...............................  $       7,480   $      7,772   $       7,178
                                                                =============   ============   =============

    Nonaccrual loans to total loans ..........................           0.48 %         0.48 %         0.45 %

    Nonperforming assets to total loans
      and other real estate owned ............................           0.50 %         0.50 %         0.46 %

    Nonperforming assets to total assets .....................           0.33 %         0.32 %         0.31 %

    Nonperforming assets and loans past due
      90 days or more to total assets ........................           0.44 %         0.48 %         0.43 %

    Nonaccrual loans and loans past due
      90 days or more to total loans .........................           0.65 %         0.74 %         0.63 %

    Allowance for possible loan losses
      to nonaccrual loans ....................................         299.90 %       285.31 %       271.23 %

    Allowance for possible loan losses
      to loans past due 90 days or more
      and nonaccrual loans ...................................         222.38 %       185.98 %       195.66 %

    Allowance for possible loan losses to
      total loans ............................................           1.44 %         1.38 %         1.23 %

     First Western's total delinquencies decreased $2.5 million from $13.1 million at December 31, 1995 to $10.6 million at September 30, 1996 with $1.7 million of this decrease occurring in loans past due 30-89 days and $780,000 of this decrease occurring in loans past due 90 days or more. During the third quarter of 1996, First Western's total delinquent loans increased $140,000 or 1.3% due primarily to an increase in delinquencies of mortgage loans serviced by others. Consumer loan delinquencies decreased $222,000 and $2.8 million for the three and nine months ended September 30, 1996, respectively, however some of these decreases were due to increases in consumer loans charged-off during these periods. See "Provision for Possible Loan Losses" for a further discussion of loan charge-offs. Most of the increase in delinquencies from September 30, 1995 to September 30, 1996 has been due to increased delinquencies of mortgage loans serviced by others. First Western's delinquent loans by type are as follows at September 30, 1996, December 31, 1995 and September 30, 1995.


                                            September 30,    December 31,  September 30,
                                                1996            1995           1995
                                            ------------    ------------   ------------
                                                      (Dollars in Thousands)
    Commercial, financial
      and agricultural...................   $          -   $        466   $           -
                                            ------------    ------------   ------------

    Real estate-mortgage:
      1-4 Family residential.............          1,498             912            776
      Home equity........................             96              83            159
      Commercial and other...............            282              70             65
                                            ------------    ------------   ------------
        Subtotal.........................          1,876           1,065          1,000
                                            ------------    ------------   ------------
    Installment:
      Credit cards.......................            611           1,174            967
      Installment and other..............          8,140          10,363          8,329
                                            ------------    ------------   ------------
        Subtotal.........................          8,751          11,537          9,296
                                            ------------    ------------   ------------
        Total............................   $     10,627    $     13,068   $     10,296
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

     First Western believes that the allowance for possible loan losses of $16.1 million at September 30, 1996 is adequate to cover losses inherent in the portfolio as of such date. However, there can be no assurance that First Western will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at September 30, 1996.


Investment Securities, Mortgage-Backed Securities, and Securities Available for
Sale:

     Investment securities and mortgage-backed securities increased a combined $20.7 million for the first nine months of 1996 with this increase due to the purchase of securities funded by increased borrowings. The market value of First Western's investment securities and mortgage-backed securities held to maturity was a combined $276.4 million, $3.8 million or 1.4% below the amortized cost of $280.2 million. First Western's portfolio of investment securities and mortgage-backed securities had a market value below amortized cost of $179,000 or 0.1% at December 31, 1995. The decrease in market value of First Western's portfolio of investment securities and mortgage-backed securities was due to an increase in intermediate and long-term interest rates during the first nine months of 1996.

     Securities available for sale decreased $8.1 million during the first nine months of 1996 with this decrease the result of First Western selling securities available for sale along with a decrease in the market value of First Western's portfolio of securities available for sale. Securities available for sale increased $91.9 million from $147.0 million at September 30, 1995 to $238.9 million at September 30, 1996 with this increase due to the purchase of securities using the funds provided by the fourth quarter 1995 loan securitizations and sales. At September 30, 1996, First Western had net unrealized depreciation on securities available for sale of $1.2 million compared with unrealized appreciation of $3.8 million at December 31, 1995 and unrealized appreciation of $1.6 million at September 30, 1995.


Deposits:

     Total deposits decreased $26.4 million or 2.2% from $1.178 billion at December 31, 1995 to $1.151 billion at September 30, 1996. Deposits decreased during the first nine months of 1996 due to the maturity of a large, short-term deposit from a commercial customer that was originated during the fourth quarter of 1995 along with a decrease in retail certificates of deposits.
First Western's deposits
have not been growing due in part to First Western holding down interest rates paid for deposits below competitors in an effort to improve the net interest margin and to prevent further disintermediation from lower-costing to higher-costing deposits and due to alternative funds being cheaper considering thrift SAIF expenses and also because of money moving into other nondeposit products such as mutual funds. First Western's deposits decreased $26.4 million from September 30, 1995 to September 30, 1996 with most of this decrease attributable to some run-off of certain higher rate deposits acquired in the first quarter of 1995.


Borrowed Funds:

     First Western's borrowed funds increased $174.5 million during the first nine months of 1996 from $236.9 million at December 31, 1995 to $411.4 million at September 30, 1996. First Western increased its borrowings during the first nine months of 1996 in order to fund loan growth and the purchases of securities. First Western has been utilizing borrowed funds to fund asset growth since wholesale borrowings have been priced lower than comparable deposits. Total borrowed funds increased $85.1 million from September 30, 1995 to September 30, 1996 as these additional borrowings were necessary to fund the growth of the loan and securities portfolios.

Shareholders' Equity:

     Shareholders' equity increased slightly during the first nine months of 1996 as an increase in shareholders' equity from the retention of earnings was offset by a $3.3 million decline in the market value of securities available for sale, net of income tax effects, and also by treasury stock purchases and stock purchased for the Company's ESOP. During the first nine months of 1996, First Western repurchased 101,900 shares of common stock as treasury stock at a cost of $2.7 million in accordance with a common stock repurchase program. During the second quarter of 1996, First Western purchased 40,000 shares of common stock at a cost of $1.0 million to be used for the Company's ESOP. This purchase was funded by a loan from an unrelated financial institution. The following table presents First Western's capital ratios at September 30, 1996 and December 31, 1995:

                                                                  September 30,              December 31,
                                                                      1996                       1995
                                                                  -------------              ------------
                                                                         (Dollars in Thousands)
Tier I:
  Common shareholders' equity ..............................      $     121,799              $    121,688
  Non-exempt intangible assets .............................             (6,768)                   (7,391)
  Unrealized (appreciation) depreciation in securities
    available for sale .....................................                772                    (2,492)
                                                                  -------------              ------------
      Total Tier I .........................................            115,803                   111,805
                                                                  -------------              ------------
Tier II:
  Qualifying allowance for possible loan losses ............             13,263                    12,445
                                                                  -------------              ------------
      Total Tier II ........................................             13,263                    12,445
                                                                  -------------              ------------
Total capital ..............................................      $     129,066              $    124,250
                                                                  =============              ============
Risk weighted assets .......................................      $   1,058,254              $    993,929
                                                                  =============              ============

Tier I capital ratio .......................................              10.94%                    11.25%
                                                                  =============              ============

Required Tier I capital ratio ..............................               4.00%                     4.00%
                                                                  =============              ============

Total capital ratio ........................................              12.20%                    12.51%
                                                                  =============              ============

Required total capital ratio ...............................               8.00%                     8.00%
                                                                  =============              ============

Tier I leverage ratio ......................................               6.89%                     6.99%
                                                                  =============              ============

Required Tier I leverage ratio * ...........................               3.00%                     3.00%
                                                                  =============              ============

* For all but the most highly rated, low risk profile organizations, the minimum Tier I leverage ratio is to be 3% plus a cushion of 100 to 200 basis points.

Liquidity and Cash Flows:

     Liquidity is the ability to provide the cash necessary to meet customer credit needs, satisfy depositor withdrawal requirements and to pay-off short-term borrowings. One source of liquidity is cash and due from banks and short-term assets such as interest-bearing deposits in other banks and federal funds sold, which totaled $48.2 million at September 30, 1996 as compared with $41.6 million at December 31, 1995 and $44.9 million at September 30, 1995. Another source of liquidity is borrowing capability. First Western's banking subsidiaries have a variety of sources of short-term liquidity available to them, including federal funds purchased from correspondent banks, sales of securities available for sale, sales of securities under agreements to repurchase, the Federal Reserve discount window, interbank deposits, FHLB advances and loan participations or sales. First Western also generates liquidity from the regular principal payments and prepayments made on its portfolio of loans and mortgage-backed securities. First Western's banking subsidiaries had $42.0 million of unused overnight credit lines available at September 30, 1996.

     First Western's operating activities provided cash flows of $16.9 million during the first nine months of 1996 compared with $17.1 million during the first nine months of 1995. The primary source of operating cash flows was net income combined with noncash expenses such as the provision for possible loan losses and depreciation.

     Investing activities used cash flows of $148.2 million during the first nine months of 1996 compared with using cash flows of $105.5 million for the first nine months of 1995. The growth of the loan portfolio used net cash flows of $93.3 million during the first nine months of 1996 while the growth of the securities portfolios used net cash flows of $54.1 million. The five branch offices acquired during the first nine months of 1995 provided First Western with net cash flows of $88.0 million which represents the deposit liabilities assumed by First Western net of the premium paid for the deposits and the assets that were purchased. Most of the funds provided by the acquisition of the branches were initially used to purchase securities available for sale. The growth of the loan portfolio during the first nine months of 1995 used net cash flows of $149.6 million.

     Financing activities provided cash flows of $138.8 million during the first nine months of 1996 with increased borrowings providing cash flows of $174.5 million and a decrease in deposits using cash flows of $26.3 million. During the first nine months of 1995, financing activities provided cash flows of $80.1 million primarily as a result of an increase in deposits of $51.7 million and increased borrowings providing cash flows of $34.9 million.

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



                                   FIRST WESTERN BANCORP, INC.
                                          (Registrant)


November 8, 1996                   /s/ Robert H. Young
                                   Robert H. Young
                                   Executive Vice President-
                                   Chief Financial Officer,
                                   Secretary and Treasurer
                                   (Principal Financial Officer)

                         FIRST WESTERN BANCORP, INC.

                            EXHIBITS TO FORM 10-Q

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                EXHIBIT INDEX



Exhibit                                                Method of
Number                   Description                   Filing
------                   -----------                   ------
15.1        Letter re: Unaudited Interim Financial     Filed
            Information                                herewith

27.1        Financial Data Schedule                    Filed
                                                       herewith
