Form 10-K
period 1996-12-31
FIRST WESTERN BANCORP INC
filed 1997-03-26
CIK 740876

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
---  ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES --- EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM                 TO
                               ---------------    ---------------

                         COMMISSION FILE NUMBER 0-13882

                          FIRST WESTERN BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                   PENNSYLVANIA                             25-1461570
          (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)                Identification No.)

101 EAST WASHINGTON STREET, NEW CASTLE, PENNSYLVANIA                  16101
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ---

     The aggregate market value of Common Stock, par value $5 per share, held by non-affiliates (based upon the closing sale price on the NASDAQ National Market System on March 25, 1997), was approximately $235,700,000.

     As of March 25, 1997, there were 7,603,216 shares of Common Stock, par value $5 per share, outstanding.

                      Documents Incorporated by Reference:

     Portions of the First Western Bancorp, Inc. 1996 Annual Report to Shareholders are incorporated by reference in Part I and Part II hereof.

     Portions of the First Western Bancorp, Inc. 1997 Annual Proxy Statement to Shareholders are incorporated by reference in Part III hereof.

                          FIRST WESTERN BANCORP, INC.

                                   FORM 10-K

                          YEAR ENDED DECEMBER 31, 1996

                                     INDEX

                                                                                        PAGE
                                                                                       NUMBER
                                                                                       ------
                                            PART I
Item 1.   Business..................................................................       1
          Executive Officers........................................................       6
Item 2.   Properties................................................................      11
Item 3.   Legal Proceedings.........................................................      12
Item 4.   Submission of Matters to a Vote of Security Holders.......................      12

                                           PART II
Item 5.   Market for the Registrant's Common Equity and Related Stockholder
            Matters.................................................................      13
Item 6.   Selected Financial Data...................................................      13
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations..............................................................      13
Item 8.   Financial Statements and Supplementary Data...............................      13
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure..............................................................      13

                                           PART III
Item 10.  Directors and Executive Officers of the Registrant........................      13
Item 11.  Executive Compensation....................................................      13
Item 12.  Security Ownership of Certain Beneficial Owners and Management............      13
Item 13.  Certain Relationships and Related Transactions............................      13

                                           PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........      14

Signatures..........................................................................      15

                                     PART I
ITEM 1. BUSINESS

GENERAL

     First Western Bancorp, Inc. ("First Western"), headquartered in New Castle, Pennsylvania, is a multi-institutional holding company which provides retail and commercial banking and trust services through 41 community banking offices in western Pennsylvania and northeastern Ohio. First Western was incorporated under the laws of the Commonwealth of Pennsylvania in 1982. First Western has two wholly-owned banking subsidiaries: First Western Bank, National Association ("First Western Bank, N.A."), and First Western Bank, Federal Savings Bank ("First Western Bank, F.S.B.") (These two subsidiaries are collectively referred to as the "Banking Subsidiaries"). First Western also has three wholly-owned nonbank subsidiaries: First Western Trust Services Company ("Trust Services"); First Western Investment Services Company ("Investment Services"); and First Western Capital Trust I, a Delaware business trust (The Banking Subsidiaries and the nonbanking subsidiaries are collectively referred to as the "Subsidiaries.") At December 31, 1996, First Western had total assets of $1.7 billion, net loans (including loans held for sale) of $1.1 billion, deposits of $1.1 billion and shareholders' equity of $128 million.

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

THE SUBSIDIARIES

  First Western Bank, N.A.

     First Western Bank, N.A., traces its history in New Castle, Pennsylvania to 1855. First Western Bank, N.A. is a member of the Federal Reserve System, and most of its deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"), with certain deposits acquired from the Resolution Trust Corporation insured by the Savings Association Insurance Fund ("SAIF") of the FDIC. As of December 31, 1996, First Western Bank, N.A. had 22 community banking offices in Lawrence, Beaver, Butler and Allegheny Counties, Pennsylvania. At December 31, 1996, First Western Bank, N.A. had total assets of $1.1 billion.

  First Western Bank, F.S.B.

     First Western Bank, F.S.B. traces its history in Sharon, Pennsylvania to 1872. The deposits of First Western Bank, F.S.B. are insured by the SAIF. First Western Bank, F.S.B. has 19 community banking offices in Mercer, Erie, Butler and Venango Counties, Pennsylvania and Ashtabula and Lake Counties, Ohio. At December 31, 1996, First Western Bank, F.S.B. had total assets of approximately $599 million.

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

  Trust Services

     Trust Services, a Pennsylvania trust company, commenced operations in January 1991. At December 31, 1996, Trust Services held, as agent or fiduciary, trust assets of approximately $491 million in market value.

Trust Services maintains offices in New Castle, Beaver, Hermitage and Erie, Pennsylvania, at the offices of the Banking Subsidiaries. Trust Services provides personal and corporate trust services to customers in the market areas served by the Banking Subsidiaries, as well as financial services such as mutual fund and annuity sales, managed asset allocation, and other investment services.

  Investment Services

     Investment Services was formed on December 26, 1996 as a Delaware investment company for the purpose of holding investment securities for First Western.

  First Western Capital Trust I

     First Western Capital Trust I was formed in February 1997 in connection with the private placement of $25 million of 9.875% Capital Securities due February 1, 2027 of the trust.

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

     First Western's Subsidiaries have been able to compete effectively with other financial institutions in their respective market areas. The Subsidiaries emphasize customer service in an effort to establish long-term customer relationships and to build customer loyalty. First Western provides personnel, capital, a larger combined lending limit and consolidated services such as data processing, accounting, loan review and compliance, internal audit and trust services to the Banking Subsidiaries to enhance their ability to compete effectively in, and provide a wide variety of financial services to, their respective markets. First Western provides overall direction to the Banking Subsidiaries in the areas of credit policy and administration, strategic planning, investment portfolio management, asset/liability management, human resource and benefit plan administration and other financial and administrative services. With the centralization of these back-office and administrative services, First Western refers to itself as a supercommunity bank, providing efficient decentralized banking services and loan decision making through community offices.

EMPLOYEES

     First Western and its Subsidiaries had the following full-time equivalent employees at December 31, 1996:

            First Western.................................................   220
            First Western Bank, N.A.......................................   272
            First Western Bank, F.S.B.....................................   109
            Trust Services................................................    25
                                                                             ---
              Total.......................................................   626
                                                                             ===

SUPERVISION AND REGULATION

  First Western

     Bank Holding Company Status. First Western is registered as a bank holding company under the Bank Holding Company Act of 1956 (the "Bank Holding Company Act"). As such, First Western is subject to the provisions of that legislation and to supervision by the Federal Reserve Board. First Western is required to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or acquire ownership or control of any voting securities of any bank, if, after giving effect to such acquisition, First Western would own or control more than 5% of the voting shares of such bank. A registered bank holding company is also prohibited, with limited exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging directly or indirectly in any business not closely related to the business of banking or of managing or controlling banks. One of the exceptions to these prohibitions permits ownership of the shares of any company the activities of which the Federal Reserve Board, after due notice and opportunity for hearing, by regulation or order has determined to be so closely related to the business of banking and of managing or controlling banks as to be proper incident thereto. These activities include operating a mortgage brokerage company, finance company, credit card company, factoring company or securities brokerage company; performing certain data processing and other back office operations; providing investment and financial advice to financial and nonfinancial institutions and to certain high net worth individuals; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full payout, nonoperating basis; limited powers to underwrite the issuance of certain debt instruments and certain equity offerings; and, as a result of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), the ability to acquire and operate savings and loan associations.

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

     Effective in March 1990, the Pennsylvania Banking Code removed all restrictions concerning the number of banks that a Pennsylvania bank holding company may own or control in Pennsylvania.

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

     Savings and Loan Holding Company Regulation. By virtue of its acquisition of First Federal of Western Pennsylvania, now First Western Bank, F.S.B., in November 1990, First Western became subject to regulation by the Office of Thrift Supervision (the "OTS") as a savings and loan holding company. As such, First Western was subject to OTS examination and reporting requirements relating to savings and loan holding companies. On September 30, 1996, President Clinton signed into law the Economic Growth and Regulatory Paperwork Reduction Act, which exempts bank holding companies, such as First Western, from OTS examination and reporting requirements as savings and loan holding companies. Thus, First Western is no longer subject to supervision as a savings and loan holding company and is only subject to supervision as a bank holding company. First Western's bank holding company status is discussed above in the Bank Holding Company Status section.

     Securities Regulation. First Western Common Stock is registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and, as such, First Western is subject to various reporting and other requirements under the Exchange Act and to regulation by the Securities and Exchange Commission (the "Commission").

  The Banking Subsidiaries

     Federal and state laws and regulations govern many aspects of the business of First Western's Banking Subsidiaries, including permissible types, amounts, and terms of loans, investments, and acceptances, amounts of reserves against deposits and restrictions on dividends and other intercompany transactions. The abilities of the banking subsidiaries to pay dividends to First Western are described in Note 16 of the Notes to Consolidated Financial Statements included in First Western's 1996 Annual Report to Shareholders (the "1996 Annual Report"). The operations of such subsidiaries are subject to examination and regulation by one or more of the following: the Federal Reserve Board, the Office of the Comptroller of the Currency ("OCC"), the FDIC and the OTS.

     First Western Bank, N.A. is a national bank and is subject to the supervision of, and regulation by, the OCC. First Western Bank, F.S.B. is a federally chartered savings bank and is subject to the supervision of, and regulation by, the OTS and the FDIC.

     First Western Bank, N.A. and First Western Bank, F.S.B. are individually subject to regulatory capital requirements that are generally comparable to those imposed on First Western. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Shareholders' Equity and Capital Resources" in the 1996 Annual Report. In computing compliance with the requirements applicable to First Western Bank, F.S.B., however, certain of its investments in subsidiaries, goodwill and other assets are required to be deducted from total assets and, subject to certain phase-in provisions, from capital, and certain assets are weighted differently for purposes of calculating the risk weighted capital requirement. In addition, FIRREA imposed on all savings associations, including First Western Bank, F.S.B., a tangible capital requirement, mandating tangible capital of at least 1.5% of adjusted total assets. Tangible capital is generally defined in the same manner as Tier I capital and adjusted total assets are calculated on the same basis as for the leverage limit. Although OTS regulations currently prescribe a leverage requirement of 3% of Tier I capital to total assets for all savings associations, it is expected that the OTS, like the Federal Reserve Board, the OCC and the FDIC, will require an additional cushion of 100 to 200 basis points for all but the most highly rated institutions. At December 31, 1996, First Western Bank, N.A. and First Western Bank, F.S.B. met all applicable leverage requirements.

     The deposits of First Western Bank, N.A. and First Western Bank, F.S.B. are insured up to $100,000 per insured depositor (as defined by law and regulation) by the FDIC through the Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF"), respectively. The FDIC has adopted regulations effective in 1993 that impose risk based insurance premiums on all insured depository institutions.

     On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 ("Funds Act") that, among other things, imposed a special one-time assessment on SAIF member institutions to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 ("SAIF Special Assessments"). The SAIF Special Assessment was recognized by First Western Bank, F.S.B. and First Western Bank, N.A., as a expense in the quarter ended September 30, 1996 and was tax deductible. The SAIF Special Assessment recorded by First Western amounted to approximately $3.3 million on a pre-tax basis and approximately $2.0 million on an after-tax basis.

     The Funds Act also spreads the obligations for payment of Financing Corporation ("FICO") bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits are assessed for FICO payments at a rate of 20% of the rate assessed on SAIF deposits. BIF deposits will be assessed an annual FICO payment of approximately 1.3 basis points, while SAIF deposits will be assessed a payment of approximately 6.5 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000, or the date the BIF and SAIF are merged. As a result of the Funds Act, SAIF assessments have been lowered to a range between 0 and 27 basis points effective January 1, 1997, a range comparable to that paid by BIF members. However, SAIF members will continue to make the higher FICO payments described above.

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

     The FDICIA required the federal bank regulators to establish specific capital standards for five categories of insured depository institutions: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". Any institution classified as "undercapitalized," is required to submit a capital restoration plan to its federal bank regulator and is subject to operational restrictions. Greater restrictions, and ultimately, receivership, may be imposed with respect to institutions that are "significantly undercapitalized" or "critically undercapitalized". First Western Bank, N.A. and First Western Bank, F.S.B. are currently classified as "well capitalized".

     The federal bank regulatory agencies are required to adopt uniform capital and accounting rules. The accounting rules require supplemental disclosure in reports to the banking agencies of mark to market valuation of assets and liabilities and of contingent assets and liabilities.

EXECUTIVE OFFICERS

     The following table sets forth the names, ages (as of January 31, 1997), present positions and business experience of all executive officers of First Western. Immediately following the Annual Meeting of Shareholders to be held on April 15, 1997, the directors of First Western will elect executive officers to serve for the next year.

          NAME             AGE                             POSITION HELD
-------------------------  ----      ---------------------------------------------------------
FIRST WESTERN
Thomas J. O'Shane           49       Chairman of the Board, President and Chief Executive
                                     Officer, First Western; Chairman of the Board, First
                                     Western Bank, N.A. and First Western Bank, F.S.B.; Vice
                                     Chairman of the Board, Trust Services
Richard L. Stover           54       Executive Vice President, Chief Lending Officer
Robert H. Young             40       Executive Vice President, Chief Financial Officer,
                                     Secretary and Treasurer
Thomas S. Mansell           57       Senior Vice President, Legal Counsel and Assistant
                                     Secretary
Robert E. Cimini            50       Senior Vice President-Marketing
Donald D. Wehn              42       Senior Vice President-Mortgage and Consumer Lending
John A. Zercher             44       Senior Vice President-Management Information Systems
Richard L. Rausch           47       Vice President-Human Resources
Kenneth J. Romig            33       Vice President and Controller

FIRST WESTERN BANK, N.A.
Stephen R. Sant (1)         50       President and Chief Executive Officer, First Western
                                     Bank, N.A. and Executive Vice President, Chief Operating
                                     Officer, First Western

FIRST WESTERN BANK, F.S.B.
Kathleen L. Lewis           45       President and Chief Executive Officer, First Western,
                                     F.S.B. and Senior Vice President--Community Office
                                     Management, First Western

TRUST SERVICES
Fred J. Liskowski           50       President and Chief Executive Officer
Samuel I. Haines, Jr.       42       Executive Vice President and Trust Officer

---------

(1) Stephen R. Sant, President and Chief Executive Officer of First Western Bank, N.A. is the nephew of John W. Sant, Director and former Chairman of First Western.

FIRST WESTERN

Thomas J. O'Shane

Chairman of the Board, First Western and First Western Bank, N.A. since April 1996; Vice Chairman, Trust Services since April 1996; Chief Executive Officer, First Western since January 1991; President, First Western since February 1990; Chairman, First Western Bank, F.S.B. since June 1991; Director, First Western Bank, N.A., First Western Bank, F.S.B. and Trust Services; Member of the Executive Committee of First Western; Director of First Western since 1988.

Richard L. Stover

Executive Vice President, Chief Lending Officer, First Western since November 1996; Principal, Stover & Associates from March 1994 until November 1996; Managing Director--Portfolio & Credit, Corporate

Finance Group, General Electric Capital Corporation from March 1993 until March 1994; Executive Vice President and Chief Credit Officer, Equimark Corporation from January 1991 until March 1993.

Robert H. Young

Executive Vice President, Chief Financial Officer, First Western since April 1996; Senior Vice President-Finance, First Western from January 1991 until April 1996; Secretary and Treasurer, First Western since June 1988.

Thomas S. Mansell

Senior Vice President, First Western since January 1991; Assistant Secretary and Legal Counsel, First Western; Senior Vice President-Officer in Charge of Trusts and Legal Counsel to First National, prior to 1991; Director, Trust Services; Director, First Western since 1990.

Robert E. Cimini

Senior Vice President-Marketing, First Western since January 1993; President and Chief Executive Officer, First National from June 1991 until September 1993; Director, First Western Bank, N.A.

Donald D. Wehn

Senior Vice President-Mortgage and Consumer Lending, First Western since January 1994; President and Chief Executive Officer, Residential Mortgage Company of America from May 1994 until December 1995; Vice President-Mortgage Lending, Strategic Planning and Special Projects, First Western from October 1992 until December 1993; Senior Vice President, Beaver Trust Company ("Beaver Trust") a predecessor of First Western Bank, N.A., from January 1991 until September 1992.

John A. Zercher

Senior Vice President-Management Information Services, First Western since January 1994; Vice President- Management Information Services, First Western from April 1989 until December 1993.

Richard L. Rausch

Vice President-Human Resources, First Western since April 1992; Senior Staff Assistant to Industrial Relations, General Motors prior to April 1992.

Kenneth J. Romig

Vice President, First Western since January 1992; Controller, First Western since June 1989; Treasurer, Trust Services since January 1991.

FIRST WESTERN BANK, N.A.

Stephen R. Sant

President and Chief Executive Officer, First Western Bank, N.A. since September 1993; Executive Vice President, Chief Operating Officer, First Western since April 1996; Senior Vice President-Retail Banking, First Western from January 1993 until April 1996; President and Chief Executive Officer, Beaver Trust from April 1992 until September 1993; President and Chief Executive Officer, First Federal of Western Pennsylvania ("First Federal"), a predecessor of First Western Bank, F.S.B., from December 1990 until April 1992.

FIRST WESTERN BANK, F.S.B.

Kathleen L. Lewis

President and Chief Executive Officer, First Western Bank, F.S.B. since April 1992; Senior Vice President-Community Office Management, First Western since April 1995; Vice President-Director of Human Resources, First Western from September 1991 until April 1992.

TRUST SERVICES

Fred J. Liskowski

President and Chief Executive Officer, Trust Services since April 1994; Investment Executive, Paine Webber from August 1992 until April 1994; Executive Vice President and Chief Financial Officer, Ellwood City Hospital, prior to August 1992.

Samuel I. Haines, Jr.

Executive Vice President and Trust Officer, Trust Services since April 1994; President and Chief Executive Officer, Trust Services from January 1991 until April 1994.

STATISTICAL DISCLOSURES BY BANK HOLDING COMPANIES

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     The required information is incorporated by reference to pages 47 through 48 of the 1996 Annual Report.

II. INVESTMENT PORTFOLIO

  A. Book Value of Investment Portfolio:

                                                                    DECEMBER 31,
                                                         ----------------------------------
                                                           1996         1995         1994
                                                         --------     --------     --------
                                                                  (IN THOUSANDS)
    Held to Maturity:
      U.S. Government agencies and corporations......    $ 21,051     $ 29,591     $ 43,760
      Mortgage-backed securities.....................     169,467      145,550      202,041
      Obligations of states and political
         subdivisions................................      85,341       83,223       80,189
      Other securities...............................         700        1,201       10,407
                                                         --------     --------     --------
              Total..................................    $276,559     $259,565     $336,397
                                                         ========     ========     ========

                                                                    DECEMBER 31,
                                                         ----------------------------------
                                                           1996         1995         1994
                                                         --------     --------     --------
                                                                    (IN THOUSANDS)
    Available for sale:
      U.S. Treasury securities.......................    $  2,068     $  2,064     $  6,933
      U.S. Government agencies and corporations......      79,251       29,852           --
      Mortgage-backed securities.....................     102,416      190,529       56,425
      Other securities...............................      17,547       24,535        4,312
                                                         --------     --------     --------
              Total..................................    $201,282     $246,980     $ 67,670
                                                         ========     ========     ========

  B. Maturity and Yield Information

     The required information is incorporated by reference to pages 56 through 57 in the 1996 Annual Report.

  C. There are no issues included in obligations of states and political subdivisions or other securities which exceed ten percent of shareholders' equity.

III. LOAN PORTFOLIO

  A. Types of Loans

     The required information is incorporated by reference to page 53 in the 1996 Annual Report.

  B. Maturities and sensitivities of loans to interest rates at December 31, 1996:

                                                                DUE AFTER
                                                    DUE IN        1 BUT         DUE
                                                    1 YEAR       WITHIN        AFTER
                                                    OR LESS      5 YEARS      5 YEARS      TOTAL
                                                    -------     ---------     -------     --------
                                                                    (IN THOUSANDS)
Commercial, financial and agricultural..........    $51,104      $36,607      $34,048     $121,759
Real estate--construction.......................      9,928        1,103        5,258       16,289
                                                    -------      -------      -------     --------
       Total....................................    $61,032      $37,710      $39,306     $138,048
                                                    =======      =======      =======     ========
Sensitivity of loans to interest rates:
  Predetermined interest rates..................    $ 4,280      $17,833      $ 7,246     $ 29,359
  Floating interest rates.......................     56,752       19,877       32,060      108,689
                                                    -------      -------      -------     --------
       Total....................................    $61,032      $37,710      $39,306     $138,048
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

                                                                DECEMBER 31,
                                             --------------------------------------------------
                                              1996       1995       1994       1993       1992
                                             ------     ------     ------     ------     ------
                                                               (IN THOUSANDS)
    Nonaccrual............................   $5,147     $4,959     $2,875     $5,186     $8,715
    Restructured..........................       --         --         --         76         81
    Past due 90 days or more..............    1,427      2,648      1,870      1,960      1,029
                                             ------     ------     ------     ------     ------
         Total............................   $6,574     $7,607     $4,745     $7,222     $9,825
                                             ======     ======     ======     ======     ======

     The gross interest income that would have been recorded for 1996 for nonaccrual and restructured loans outstanding as of December 31, 1996 as though the loans had been current in accordance with their original terms was approximately $306,000. First Western recognized interest income of $28,000 during 1996 for nonaccrual and restructured loans.

     The following table presents First Western's investment in loans considered to be impaired (in thousands):

                                                                           DECEMBER 31,
                                                                         -----------------
                                                                          1996       1995
                                                                         ------     ------
    Commercial, financial and agricultural............................   $1,003     $2,804
    Real estate--mortgage.............................................    2,856      3,136
                                                                         ------     ------
    Total investment in loans considered to be impaired...............   $3,859     $5,940
                                                                         ======     ======

     First Western has not presented impaired loan information for periods prior to the effective date of FAS 114 "Accounting by Creditors for the Impairment of a Loan", as amended, which was effective in 1995. All of the loans deemed to be impaired were evaluated using the fair value of the collateral as the measurement standard.

     There were no potential problem loans outstanding at the end of any period presented for which there was serious doubt as to the ability of the borrower to comply with present loan repayment terms except as discussed above.

     At December 31, 1996, First Western did not have any concentrations of loans to borrowers engaged in similar activities exceeding 10% of total loans, net of unearned income.

IV. SUMMARY OF LOAN LOSS EXPERIENCE

  A. Analysis of Loan Loss Experience

     The required information is incorporated by reference to page 49 of the 1996 Annual Report.

  B. Allocation of the Allowance for Possible Loan Losses:

                                                                      DECEMBER 31
                       ----------------------------------------------------------------------------------------------------------
                              1996                  1995                  1994                  1993                  1992
                       ------------------    ------------------    ------------------    ------------------    ------------------
                                 PERCENT               PERCENT               PERCENT               PERCENT               PERCENT
                                OF LOANS              OF LOANS              OF LOANS              OF LOANS              OF LOANS
                                 IN EACH               IN EACH               IN EACH               IN EACH               IN EACH
                                CATEGORY              CATEGORY              CATEGORY              CATEGORY              CATEGORY
                                TO TOTAL              TO TOTAL              TO TOTAL              TO TOTAL              TO TOTAL
                       AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT     LOANS
                       -------  ---------    -------  ---------    -------  ---------    -------  ---------    -------  ---------
                                                                 (DOLLARS IN THOUSANDS)
Commercial,
  financial and
  agricultural......   $ 1,907     10.9%     $ 2,847     11.7%     $ 2,855     10.2%     $ 3,737     10.1%     $ 4,478     10.9%
Real estate--
  construction......        --      1.5           --      2.4           --      1.9           --      1.7           --      1.8
Real
 estate--mortgage...     1,747     61.0        1,610     56.0        1,045     57.8          957     60.5        2,041     58.2
Installment.........     7,248     26.6        5,197     29.9        4,020     30.1        3,067     27.7        1,726     29.1
Unallocated.........     5,152      N/A        4,494      N/A        5,023      N/A        3,341      N/A        2,601      N/A
                       -------    -----      -------    -----      -------    -----      -------    -----      -------    -----
  Total.............   $16,054    100.0%     $14,148    100.0%     $12,943    100.0%     $11,102    100.0%     $10,846    100.0%
                       =======    =====      =======    =====      =======    =====      =======    =====      =======    =====

     For additional information see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 52 through 55 of the 1996 Annual Report.

V. DEPOSITS

  A. Average deposits and rates paid by type:

                                             1996                   1995                  1994
                                      ------------------     ------------------     ----------------
                                        AMOUNT      RATE       AMOUNT      RATE      AMOUNT     RATE
                                      ----------    ----     ----------    ----     --------    ----
                                                           (DOLLARS IN THOUSANDS)
Noninterest-bearing demand
  deposits.........................   $   97,891     --      $   95,771     --      $ 91,465     --
Interest-bearing deposits:
     Demand and money market
       deposits....................      211,587    2.18%       208,124    2.60%     214,704    2.30%
     Savings deposits..............      170,480    2.23        179,101    2.30      175,711    2.35
     Time deposits.................      674,522    5.59        673,140    5.70      512,598    4.79
                                      ----------    ----     ----------    ----     --------    ----
          Total....................   $1,154,480    3.99%    $1,156,136    4.14%    $994,478    3.38%
                                      ==========    ====     ==========    ====     ========    ====

  B. Maturities of time deposits of $100,000 or more at December 31, 1996:

                                                                   (IN THOUSANDS)
            3 months or less....................................      $ 32,413
            Over 3 through 6 months.............................        13,943
            Over 6 through 12 months............................        16,601
            Over 12 months......................................        23,840
                                                                      --------
                 Total..........................................      $ 86,797
                                                                      ========

VI. RETURN ON EQUITY AND ASSETS

     The required information is incorporated by reference to pages 42 through 43 of the 1996 Annual Report.

VII. SHORT-TERM BORROWINGS

     The required information is incorporated by reference to page 58 of the 1996 Annual Report.

ITEM 2. PROPERTIES

     The principal executive offices of First Western and the administrative offices of First Western Bank, N.A. are located at 101 East Washington Street, New Castle, Pennsylvania. In 1992, First Western purchased a building in downtown New Castle, which houses centralized data processing and certain other operations. During 1996, First Western purchased an office building in New Castle with the intention of renovating it to house certain of First Western's loan processing departments. First Western also owns property in Lawrence County, Pennsylvania, for possible future use as First Western's headquarters. It is not anticipated that this site will be developed in the immediate future.

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

                                           EXPIRATION     ANNUAL LEASE           RENEWAL
                                              DATE            COST               OPTIONS
                                           ----------     ------------     -------------------
    Hillsville..........................      1998          $  6,840          two 5-year terms
    North City..........................      1997             9,735         four 5-year terms
    Shenango Twp........................      2000            40,140           one 5-year term
    Zelienople..........................      2006            11,280          one 10-year term
    Coraopolis (Moon Twp.)..............      2004            36,700       three 10-year terms
    Aliquippa (Hopewell) (ground
      lease)............................      2002            31,106           one 5-year term
    Butler--South Main Street...........      2004            25,920                      none
    Butler Township--Stirling Village...      2006            37,812        three 5-year terms
    Union Township......................      1999            24,300          two 5-year terms
    Chippewa............................      2001            24,300           one 5-year term

     First Western closed its Coraopolis (West Hills Plaza) (closed during the first quarter of 1997) and Butler Township (Point Plaza) (closed during the fourth quarter of 1996) offices and transferred the deposit accounts to the Coraopolis (Moon Township) and Butler Township (Stirling Village) offices, respectively. During the fourth quarter of 1995, First Western Bank, N.A. closed its Hillsville office and transferred the deposit accounts to the recently opened Union Township office. First Western is currently attempting to sublet this office.

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

                                             EXPIRATION    ANNUAL LEASE          RENEWAL
                                                DATE           COST              OPTIONS
                                             ----------    ------------    -------------------
    Oil City................................    1997         $ 11,100                   annual
    Erie--State Street......................    2002           36,450       seven 5-year terms
    Erie--Peach Street (ground lease).......    2008           39,487          one 5-year term
    Erie--Pittsburgh Avenue (ground
      lease)................................    2004           32,076        two 10-year terms
    Andover, Ohio...........................    2000           10,620          one 5-year term
    Madison, Ohio...........................    2003           21,616         one 15-year term
    Mentor, Ohio............................    2004           29,629         one 15-year term

     Trust Services has entered into formal lease agreements with, and leases space for its trust offices from, First Western Bank, N.A. in New Castle and Beaver, and First Western Bank, F.S.B. in Hermitage and Erie. Each lease is for a five year term.

ITEM 3. LEGAL PROCEEDINGS

     There were no material legal proceedings pending against First Western or its Subsidiaries as of December 31, 1996.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The required information is incorporated by reference to page 61 of the 1996 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

     The required information is incorporated by reference to pages 42 through 43 of the 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The required information is incorporated by reference to pages 44 through 61 of the 1996 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The required information is incorporated by reference to pages 15 through 43 of the 1996 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The required information with respect to Directors of First Western is incorporated by reference to pages 5 through 9 of the 1997 Annual Proxy Statement to Shareholders (the "1997 Proxy Statement").

     Information required to be furnished pursuant to this item with respect to Executive Officers is set forth in Part I, Item I of this report and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The required information is incorporated by reference to pages 9 through 17 of the 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The required information is incorporated by reference to pages 5 through 9 of the 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The required information is incorporated by reference to page 18 of the 1997 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements:

     The Consolidated Financial Statements of First Western Bancorp, Inc. and its Subsidiaries together with the Independent Auditors' Report dated January 24, 1997 (February 13, 1997 as to Note 21) are referenced in Part II, Item 8--Financial Statements and Supplementary Data and are incorporated by reference to pages 15 through 43 of the 1996 Annual Report.

          (2) Financial Statement Schedules:

     All schedules are omitted because they are not applicable or the required information is given in the Consolidated Financial Statements or notes thereto.

          (3) Exhibits:

     The exhibit index appears on page 17 of this Form-10K.

     (b) Reports on Form 8-K:

     A report on Form 8-K under Item 5 dated November 26, 1996 was filed to report the sale of First Western's credit card portfolio.

     A report on Form 8-K under Item 5 dated December 16, 1996 was filed to report the resignation of two directors and the extension of First Western's Common Stock Repurchase Plan.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST WESTERN BANCORP, INC.


                                      By       /s/ THOMAS J. O'SHANE
                                         -----------------------------------
                                                   Thomas J. O'Shane
                                                 Chairman of the Board,
                                         President and Chief Executive Officer
                                                  Date: March 25, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               NAME                                  TITLE                          DATE
----------------------------------     ----------------------------------     -----------------

  /s/ THOMAS J. O'SHANE                Chairman of the Board, President        March 25, 1997
-------------------------------        and Chief Executive Officer;
Thomas J. O'Shane                      Director; Principal Executive
                                       Officer
  /s/ ROBERT H. YOUNG                  Executive Vice President,               March 25, 1997
-------------------------------        Chief Financial Officer,
Robert H. Young                        Secretary and Treasurer;
                                       Principal Financial Officer

  /s/ KENNETH J. ROMIG                 Vice President, Controller;             March 25, 1997
-------------------------------        Principal Accounting Officer
Kenneth J. Romig

  /s/ WENDELL H. BOYD                  Director                                March 25, 1997
-------------------------------
Wendell H. Boyd

  /s/ JAMES M. CAMPBELL                Director                                March 25, 1997
-------------------------------
James M. Campbell

  /s/ ROBERT C. DUVALL                 Director                                March 25, 1997
-------------------------------
Robert C. Duvall

                                       Director                                March 25, 1997
-------------------------------
Louis J. Kasing, Jr.

  /s/ JOHN W. LEHMAN, M.D.             Director                                March 25, 1997
-------------------------------
John W. Lehman, M.D.

               NAME                                  TITLE                          DATE
----------------------------------     ----------------------------------     -----------------
  /s/ THOMAS S. MANSELL                Senior Vice President, Legal Counsel    March 25, 1997
-------------------------------        and Assistant Secretary; Director
Thomas S. Mansell

/s/ FLOYD H. MCELWAIN                  Director                                March 25, 1997
-------------------------------
Floyd H. McElwain

  /s/ RICHARD C. MCGILL                Director                                March 25, 1997
-------------------------------
Richard C. McGill

  /s/ JOHN P. O'LEARY, JR.             Director                                March 25, 1997
-------------------------------
John P. O'Leary, Jr.

  /s/ HAROLD F. REED, JR.              Director                                March 25, 1997
-------------------------------
Harold F. Reed, Jr.

  /s/ JOHN W. SANT                     Director                                March 25, 1997
-------------------------------
John W. Sant

                                 EXHIBIT INDEX

EXHIBIT                                                       PRIOR FILING OR SEQUENTIAL
 NUMBER                  DESCRIPTION                                  PAGE NUMBER
--------  ------------------------------------------   -----------------------------------------
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

  10.4    Incentive Stock Option Plan for Key          Incorporated herein by reference to
          Officers* as amended effective February      Exhibit 10.5 to First Western's 1994 Form
          21, 1995                                     10-K

  10.5    First Western Bancorp, Inc. Annual           Incorporated herein by reference to
          Incentive Plan*                              Exhibit 10.11 to First Western's 1992
                                                       Form 10-K

  10.6    First Western Bancorp, Inc. Deferred         Incorporated herein by reference to
          Compensation Plan for Directors*             Exhibit 10.1 to First Western's Quarterly
                                                       Report on Form 10-Q for the Quarter ended
                                                       March 31, 1995

  10.7    First Western Bancorp, Inc. 1993             Incorporated herein by reference to
          Supplemental Benefit Program*                Exhibit 10.11 to First Western's 1993
                                                       Form 10-K

  10.8    Supplemental Executive Retirement Plan*      Incorporated herein by reference to
                                                       Exhibit 10.9 to First Western's 1995 Form
                                                       10-K

  10.9    Change in Control Agreement between Thomas   Incorporated herein by reference to
          J. O'Shane and First Western Bancorp,        Exhibit 10.10 to First Western's 1995
          Inc.*                                        Form 10-K

 10.10    Change in Control Agreement between Robert   Incorporated herein by reference to
          H. Young and First Western Bancorp, Inc.*    Exhibit 10.11 to First Western's 1995
                                                       Form 10-K

 10.11    Change in Control Agreement between          Incorporated herein by reference to
          Stephen R. Sant and First Western Bancorp,   Exhibit 10.12 to First Western's 1995
          Inc.*                                        Form 10-K

EXHIBIT                                                       PRIOR FILING OR SEQUENTIAL
 NUMBER                  DESCRIPTION                                  PAGE NUMBER
--------  ------------------------------------------   -----------------------------------------
 10.12    Change in Control Agreement between
          Richard L. Stover and First Western
          Bancorp, Inc.*

  13.1    First Western Bancorp, Inc. 1996 Annual
          Report to Shareholders

  20.1    First Western Bancorp, Inc. 1997 Annual
          Proxy Statement to Shareholders

  21.1    Subsidiaries of the Registrant

  23.1    Consent of Deloitte & Touche LLP

  27.1    Financial Data Schedule

---------

* Indicates exhibit is a management contract or compensation plan or arrangement.