Form 10-Q
period 1997-03-31
FIRST WESTERN BANCORP INC
filed 1997-05-13
CIK 740876

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997

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

                       YES __X__    NO _____

The number of shares outstanding of the Registrant's common stock as of May 13, 1997 was:

          Common Stock, $5.00 par value - 7,478,216 shares outstanding

                          FIRST WESTERN BANCORP, INC.

                                     INDEX

Part I. Financial Information:

                                                               Page
  Item 1. Financial Statements:                               Number
                                                              ------
       Independent Accountants' Report.........................  3

       Consolidated Balance Sheets:
         March 31, 1997, December 31, 1996 and
         March 31, 1996......................................... 4

       Consolidated Statements of Income:
         Three months ended March 31, 1997
         and three months ended March 31, 1996.................. 5

       Consolidated Statements of Changes
         in Shareholders' Equity:
         Three months ended March 31, 1997
         and three months ended March 31, 1996.................. 6

       Consolidated Statements of Cash Flows:
         Three months ended March 31, 1997
         and three months ended March 31, 1996.................. 7

       Notes to Consolidated Financial Statements............... 9

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations........ 11

Part II. Other Information:

  Item 1. - Item 6. ........................................... 24

  Signature.................................................... 26

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of First Western Bancorp, Inc.

We have reviewed the accompanying consolidated balance sheets of First Western Bancorp, Inc. and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the three-month periods then ended. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of First Western Bancorp, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of income, changes in shareholders' equity and, cash flows for the year then ended (not presented herein); and in our report dated January 24, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
April 15, 1997

Part I. Item 1. Financial Information

                  FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                          March 31,     December 31,    March 31,
                                                                                             1997          1996           1996
                                                                                         ----------     -----------    ----------
ASSETS:
-------
Cash and due from banks                                                                     $37,441        $36,021        $38,860
                                                                                         ----------     ----------     ----------

Interest-bearing deposits with other banks                                                    9,143          1,770          1,162
                                                                                         ----------     ----------     ----------

Federal funds sold                                                                           14,300         37,400              -
                                                                                         ----------     ----------     ----------
Securities available for sale
       (amortized cost of $328,934, $199,922 and $260,834)                                  327,355        201,282        261,947
                                                                                         ----------     ----------     ----------

Investment securities, held to maturity
       (market value of $101,404, $107,455 and $109,476)                                    102,220        107,092        109,491
                                                                                         ----------     ----------     ----------
Mortgage-backed securities, held to maturity
       (market value of $160,305, $167,185 and $185,163)                                    163,835        169,467        188,267
                                                                                         ----------     ----------     ----------

Loans held for sale (market value of $13,474, $129,713 and $2,651)                           13,474        124,515          2,651
                                                                                         ----------     ----------     ----------

Loans (net of unearned income of $34,175, $34,864 and $33,728)                            1,008,244        989,910      1,043,828
Less: Allowance for possible loan losses                                                     17,315         16,054         14,404
                                                                                         ----------     ----------     ----------
       Net loans                                                                            990,929        973,856      1,029,424
                                                                                         ----------     ----------     ----------

Premises and equipment                                                                       19,290         19,499         18,261
                                                                                         ----------     ----------     ----------

Other assets                                                                                 25,663         24,876         24,830
                                                                                         ----------     ----------     ----------

                    Total Assets                                                         $1,703,650     $1,695,778     $1,674,893
                                                                                         ==========     ==========     ==========
LIABILITIES:
------------
Deposits:
       Noninterest-bearing demand                                                           $94,807        $93,163       $102,281
       Interest-bearing demand                                                               33,179         53,946        113,233
       Savings                                                                              345,492        329,532        267,478
       Time                                                                                 703,537        672,262        687,034
                                                                                         ----------     ----------     ----------
             Total deposits                                                               1,177,015      1,148,903      1,170,026
                                                                                         ----------     ----------     ----------
Borrowed funds:
       Federal funds purchased and other short-term borrowings                               35,614         33,202         42,940
       Repurchase agreements and secured lines of credit                                    162,400        212,070        183,789
       Advances from the Federal Home Loan Bank                                             144,000        144,000        126,670
                                                                                         ----------     ----------     ----------
             Total borrowed funds                                                           342,014        389,272        353,399
                                                                                         ----------     ----------     ----------

Long-term debt                                                                                5,577          5,967          6,236
                                                                                         ----------     ----------     ----------

Other liabilities                                                                            27,815         23,915         23,611
                                                                                         ----------     ----------     ----------

                    Total Liabilities                                                     1,552,421      1,568,057      1,553,272
                                                                                         ----------     ----------     ----------
Corporation-obligated manditorily redeemable capital securities of subsidiary
       trust holding solely junior subordinated debentures of the Corporation                23,807              -              -
                                                                                         ----------     ----------     ----------

SHAREHOLDERS' EQUITY:
---------------------
Preferred stock, no stated value, 4,000,000 shares authorized, none issued                        -              -              -
Common stock, $5.00 par value, 20,000,000 shares authorized,
       7,845,302,  7,835,706  and 7,820,588 shares issued and
       7,545,716,  7,628,020 and 7,726,188 shares outstanding                                39,227         39,179         39,103
Additional paid-in capital                                                                   22,089         22,064         21,835
Retained earnings                                                                            75,075         70,736         62,086
Unrealized (depreciation) appreciation in securities available for sale, net of tax          (1,026)           884            724
Treasury stock,  265,300, 173,400 and 94,400 shares at cost                                  (7,043)        (4,242)        (2,127)
Unallocated common stock held by ESOP (at cost)                                                (900)          (900)             -
                                                                                         ----------     ----------     ----------
                    Total Shareholders' Equity                                              127,422        127,721        121,621
                                                                                         ----------     ----------     ----------

                    Total Liabilities and Shareholders' Equity                           $1,703,650     $1,695,778     $1,674,893
                                                                                         ==========     ==========     ==========

                See Notes to Consolidated Financial Statements.

Part I. Item 1. Financial Information

                  FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                               For the Three Months Ended
                                                                            ---------------------------------
                                                                             March 31,              March 31,
                                                                               1997                    1996
                                                                            ---------               ---------
INTEREST INCOME:
----------------
Interest and fees on loans                                                   $22,514                  $22,087
Interest on deposits with other banks                                            146                       14
Interest on securities available for sale                                      4,351                    4,128
Interest and dividends on investment securities:
     Taxable interest                                                            276                      422
     Tax-exempt interest                                                       1,032                    1,031
Interest on mortgage-backed securities                                         2,540                    2,366
Interest on federal funds sold                                                   460                        9
                                                                             -------                  -------
                 Total Interest Income                                        31,319                   30,057
                                                                             -------                  -------

INTEREST EXPENSE:
-----------------
Interest on deposits:
     Demand                                                                      217                      357
     Savings                                                                   1,797                    1,716
     Time                                                                      9,788                    9,690
Interest on borrowed funds:
     Federal funds purchased and other short-term borrowings                     530                      484
     Repurchase agreements and secured lines of credit                         2,620                    2,084
     Advances from the Federal Home Loan Bank                                  2,042                    1,622
Interest on long-term debt                                                       102                      143
                                                                             -------                  -------
                 Total Interest Expense                                       17,096                   16,096
                                                                             -------                  -------
NET INTEREST INCOME                                                           14,223                   13,961
     Provision for possible loan losses                                        1,974                    1,290
                                                                             -------                  -------
NET INTEREST INCOME AFTER PROVISION FOR
     POSSIBLE LOAN LOSSES                                                     12,249                   12,671
                                                                             -------                  -------
OTHER INCOME:
-------------
Trust fees                                                                       691                      547
Service charges on deposit accounts                                              980                      815
Credit card program fees                                                         161                      330
Net securities gains                                                               -                      383
Net gains on loan sales                                                        4,793                       49
Other operating income                                                           931                      743
                                                                             -------                  -------
                 Total Other Income                                            7,556                    2,867
                                                                             -------                  -------
OTHER EXPENSES:
---------------
Salaries and wages                                                             3,882                    3,464
Employee benefits                                                              1,309                    1,171
Net occupancy expense                                                            790                      752
Equipment rentals, depreciation and maintenance                                  570                      575
Federal deposit insurance                                                         94                      322
Outside examination, legal fees and consulting                                   487                      267
Advertising and promotion                                                        424                      374
Supplies                                                                         386                      358
Outside data processing services                                                 420                      427
Minority interest expense                                                        341                        -
Other operating expense                                                        2,271                    1,928
                                                                             -------                  -------
                 Total Other Expenses                                         10,974                    9,638
                                                                             -------                  -------
INCOME BEFORE INCOME TAXES                                                     8,831                    5,900
                 Income Taxes                                                  2,959                    1,731
                                                                             -------                  -------

NET INCOME                                                                    $5,872                   $4,169
                                                                             =======                  =======

EARNINGS PER SHARE                                                             $0.76                    $0.53
                                                                             =======                  =======

DIVIDENDS PER SHARE                                                            $0.20                    $0.18
                                                                             =======                  =======

WEIGHTED AVERAGE SHARES OUTSTANDING AND COMMON SHARE EQUIVALENTS               7,731                    7,859
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

                                                             For the Three Months Ended March 31, 1997
                                ----------------------------------------------------------------------------------------------------
                                                                                Unrealized
                                                                               Appreciation
                                                                              (Depreciation)                      Common Stock
                                    Common Stock                               in Securities                 Held by ESOP (at cost)
                                -------------------               Retained       Available      Treasury    -----------------------
                                Shares       Amount     Surplus   Earnings       for Sale         Stock     Shares           Amount
                                ----------------------------------------------------------------------------------------------------
Balance - January 1, 1997        7,836       $39,179    $22,064    $70,736          $884         ($4,242)     (34)            ($900)

Net income                           -             -          -      5,872             -               -        -                 -

Cash dividends paid
    ($0.20 per share)                -             -          -     (1,533)            -               -        -                 -

Exercise of options,
    net of shares redeemed           9            48         25          -             -               -        -                 -

Treasury stock purchased             -             -          -          -             -          (2,801)       -                 -

Net change in unrealized
    appreciation (depreciation)
    in securities available
    for sale                         -             -          -          -        (1,910)              -        -                 -
                                ----------------------------------------------------------------------------------------------------

Balance - March 31, 1997         7,845       $39,227    $22,089    $75,075       ($1,026)        ($7,043)     (34)            ($900)
                                ====================================================================================================

                                                             For the Three Months Ended March 31, 1996
                                ----------------------------------------------------------------------------------------------------
                                                                                Unrealized
                                                                               Appreciation
                                                                              (Depreciation)                      Common Stock
                                    Common Stock                               in Securities                 Held by ESOP (at cost)
                                -------------------               Retained       Available      Treasury    -----------------------
                                Shares       Amount     Surplus   Earnings       for Sale         Stock     Shares           Amount
                                ----------------------------------------------------------------------------------------------------
Balance - January 1, 1996        7,817       $39,083    $21,811    $59,313        $2,492         ($1,011)       -              $-

Net income                           -             -          -      4,169             -               -        -               -

Cash dividends paid
    ($0.18 per share)                -             -          -     (1,396)            -               -        -               -

Exercise of options,
    net of shares redeemed           3            15          5          -             -               -        -               -

Common stock issued for
    dividend reinvestment            1             5         19          -             -               -        -               -

Treasury stock purchased             -             -          -          -             -          (1,116)       -               -

Net change in unrealized
    appreciation (depreciation)
    in securities available
    for sale                         -             -          -          -        (1,768)              -        -               -
                                ----------------------------------------------------------------------------------------------------

Balance - March 31, 1996         7,821       $39,103    $21,835    $62,086          $724         ($2,127)       -              $-
                                ====================================================================================================


                See Notes To Consolidated Financial Statements.

Part I. Item 1. Financial Information

                  FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                    For the Three Months Ended
                                                                                    ---------------------------
                                                                                    March 31,         March 31,
                                                                                       1997              1996
                                                                                    ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net income                                                                            $5,872             $4,169
                                                                                    --------           --------
Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                                      583                579
       Amortization and accretion                                                        495                496
       Provision for possible loan losses                                              1,974              1,290
       Gain on sale of securities                                                          -               (383)
       Loss (gain) on sale of real estate owned                                          (27)                19
       Loss on sale of premises and equipment                                              9                  1
       Gain on sale of loans                                                          (4,793)               (49)
       Proceeds from loan sales                                                      105,646              8,658
       Purchase of loans                                                                   -             (1,547)
       Provision for deferred taxes (benefit)                                            576                (24)
       Increase in interest receivable                                                (1,368)              (396)
       Increase in interest payable                                                       25                415
       Other - net                                                                     1,470                 24
                                                                                    --------           --------

   Total adjustments                                                                 104,590              9,083
                                                                                    --------           --------

Net cash provided by operating activities                                            110,462             13,252
                                                                                    --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Proceeds from sales of securities available for sale                                      53              8,350
Proceeds from maturity or paydown of securities available for sale                    32,041             25,029
Purchase of securities available for sale                                           (158,202)           (87,020)
Proceeds from maturity or paydown of investment securities                            12,500             20,352
Purchase of investment securities                                                     (2,181)           (58,705)
Proceeds from sale of credit card loan portfolio                                      21,801                  -
Net increase in loans                                                                (30,810)           (26,917)
(Increase) decrease in deposits with other banks                                      (7,373)               963
Decrease in federal funds sold                                                        23,100                  -
Purchase of premises and equipment                                                      (395)              (443)
Proceeds from sale of premises and equipment                                              11                 12
Proceeds from sale of other real estate owned                                            393                 52
                                                                                    --------           --------

Net cash used in investing activities                                               (109,062)          (118,327)
                                                                                    --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Net increase (decrease) in deposits                                                   28,129             (7,637)
Net increase in federal funds purchased and other short-term borrowings                2,412             39,342
Net (decrease) increase in repurchase agreements and secured lines of credit         (49,670)            62,131
Net increase in advances from the Federal Home Loan Bank                                   -             15,000
Proceeds from issuance of capital securities, net of issuance costs                   23,800                  -
Payments on long-term debt                                                              (390)            (1,897)
Proceeds from exercise of stock options                                                   73                 20
Proceeds from common stock issued for dividend reinvestment plan                           -                 24
Treasury stock purchased                                                              (2,801)            (1,116)
Dividends paid on common stock                                                        (1,533)            (1,396)
                                                                                    --------           --------

Net cash provided by financing activities                                                 20            104,471
                                                                                    --------           --------

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                     1,420               (604)

CASH AND DUE FROM BANKS - Beginning of year                                           36,021             39,464
                                                                                    --------           --------

CASH AND DUE FROM BANKS - End of period                                              $37,441            $38,860
                                                                                    ========           ========

                See Notes To Consolidated Financial Statements.

Part I. Item 1. Financial Information

                  FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In thousands)
                                  (Unaudited)

                                                                           For the Three Months Ended
                                                                           ---------------------------
                                                                           March 31,         March 31,
                                                                             1997               1996
                                                                           ---------         ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for:

      Interest                                                              $17,071            $15,681
                                                                            =======            =======

      Income taxes                                                           $1,673               $140
                                                                            =======            =======

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:

   Securities purchased settling after March 31                              $3,042               $909
                                                                            =======            =======

   Transfers to other real estate owned                                        $222                $43
                                                                            =======            =======

   Net change in unrealized (depreciation) appreciation in securities
      available for sale, net of income tax effects                         ($1,910)           ($1,768)
                                                                            =======            =======


                See Notes To Consolidated Financial Statements.

                  FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (Unaudited)

1. Principles of Consolidation:

          The consolidated financial statements include the accounts of First Western Bancorp, Inc. ("First Western") and its wholly-owned subsidiaries: First Western Bank, National Association ("First Western Bank, N.A."); First Western Bank, Federal Savings Bank ("First Western Bank, F.S.B."); First Western Trust Services Company ("Trust Services"); First Western Investment Services Company ("Investment Services") and effective February 11, 1997, First Western Capital Trust I ("Capital Trust"). Capital Trust exists for the sole purpose of issuing capital securities and investing the proceeds thereof in junior subordinated debentures issued by First Western. All significant intercompany transactions have been eliminated in consolidation.

          The consolidated balance sheets as of March 31, 1997 and March 31, 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the three month periods ended March 31, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

          The financial statements and notes are presented as permitted by Form 10-Q. The interim statements are unaudited and should be read in conjunction with the financial statements and notes thereto contained in First Western's 1996 Annual Report on Form 10-K.

2. Earnings Per Share:

          Earnings per common share are based on the weighted average number of common shares outstanding and common share equivalents in each period. Weighted average shares outstanding include common share equivalents under First Western's Incentive Stock Option Plan for Key Officers.

3. Recent Accounting Pronouncements:

          In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". This Statement establishes standards for computing and presenting earnings per share. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The impact of this Statement on First Western's financial statements will not be material.

4. Trust Preferred Capital Securities:

     On February 11, 1997, First Western completed the private placement of $25 million of 9.875% capital securities due February 1, 2027 issued by First Western's newly formed Delaware trust subsidiary, First Western Capital Trust I. These securities were sold in an offering under Rule 144A of the Securities Act of 1933. Securities of this type received approval in October 1996 from the Federal Reserve Board to qualify as Tier I capital and interest payable thereon is currently considered to be tax-deductible. Proceeds of the issue were invested by First Western Capital Trust I in junior subordinated debentures issued by First Western. Net proceeds from the sale of the debentures will be used for general corporate purposes, including but not limited to, repurchase of shares of First Western's common stock, investments in and advances to First Western's subsidiaries, financing future acquisitions of financial institutions as well as banking and other assets.

Part 1. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations for the three months ended March 31, 1997 compared with the three months ended March 31, 1996:

          For the three months ended March 31, 1997, First Western's net income was $5.9 million or $0.76 per share compared with $4.2 million or $0.53 per share for the three months ended March 31, 1996. First Western's net income increased $1.7 million or 40.8% from the first three months of 1996 to the first three months of 1997 primarily due to a $4.7 million increase in net gains realized on loan sales with this increase in income offset partially by a $1.3 million increase in other expenses and a $684,000 increase in the provision for possible loan losses. First Western's return on average assets and return on average equity for the first three months of 1997 were 1.39% and 18.50%, respectively, compared with 1.04% and 13.98% for the first three months of 1996, with the increase in these ratios attributable to the net gains on loan sales.

Net Interest Income:

          First Western's net interest income was $14.2 million for the three months ended March 31, 1997, increasing $262,000 or 1.9% from $14.0 million for the first three months of 1996. The increase in net interest income was generated by an $98.2 million or 6.3% increase in average earning assets which was partially offset by a decline in First Western's net interest margin from 3.78% for the first three months of 1996 to 3.64% for the first three months of 1997. The increase in average earning assets was due to a $41.6 million or 4.0% increase in average loans outstanding along with a $34.4 million increase in average federal funds sold due to the funds provided by the loan sales during the fourth quarter of 1996 and the first quarter of 1997. The growth in average earning assets was funded by a $64.3 million or 20.8% increase in average borrowed funds and a $13.2 million increase in average funds provided by a trust preferred capital securities offering that was completed during the first quarter of 1997.

          First Western's net interest margin or net interest income expressed as a percentage of average earning assets was 3.64% for the first three months of 1997 compared with 3.78% for the first three months of 1996. First Western's yield on earning assets declined from the first three months of 1996 to the first three months of 1997 due primarily to a decline in loan yields. Loan yields declined in part due to the sale of the credit card portfolio which was completed during the first quarter of 1997. First Western's cost of funds increased for the first three months of 1997 compared with the prior year due to increases in the rates paid for deposits and borrowed funds as a result of increased short-term interest rates during the first quarter of 1997.

Provision for Possible Loan Losses:

          First Western's provision for possible loan losses was $2.0 million for the first three months of 1997, increasing $684,000 from $1.3 million for the first three months of 1996. First Western's net charge-offs for the first three months of 1997 were $737,000 or 0.27% of average loans, compared with $1.0 million or 0.40% of average loans for the first three months of 1996. Substantially all of First Western's charge-offs for the first three months of 1996 and 1997 were consumer loans, primarily indirect automobile loans and credit card loans.

          First Western's net charge-offs by loan type are as follows (in thousands):

                                                                     Three months ended March 31,
                                                                     ----------------------------
                                                                          1997          1996
                                                                          ----          ----
       Commercial, financial and agricultural loans...................   $ (12)        $    -
       Real estate construction loans.................................       -              -
       Real estate mortgage loans.....................................       9             27
       Installment loans..............................................     716          1,007
                                                                         -----         ------

          Total net charge-offs.......................................   $ 713         $1,034
                                                                         =====         ======
       Net charge-offs as a percentage of
         average loans                                                    0.27%          0.40%
                                                                         =====         ======

Other Income and Other Expenses:

          Other income increased $4.7 million or 163.6% from $2.9 million for the first three months of 1996 to $7.6 million for the first three months of 1997 primarily due to net gains on sales of loans. Partially offsetting the increase in other income for the first quarter of 1997 compared with the prior year was a $383,000 decrease in gains on sales of securities available for sale.

          Service charges on deposit accounts increased $165,000 or 20.2% for the first three months of 1997 compared with the same period in the prior year. The increase in service charges on deposit accounts reflects an increase in the returned check charge implemented in mid-1996 along with an increase in fees earned on a consumer interest-bearing demand product that was introduced in late 1995 and early 1996.

          First Western's credit card program fees decreased $169,000 or 51.2% from $330,000 for the first three months of 1996 to $161,000 for the first three months of 1997 reflecting the sale of approximately two-thirds of First Western's credit card portfolio in late 1996 with the remaining third of the portfolio sold during the first quarter of 1997. Approximately $109,000 of First Western's credit card program fees earned during the first quarter of 1997 were for processing merchant transactions.

          During the first quarter of 1997, First Western realized net gains on loan sales of $4.8 million compared with $49,000 for the first quarter of 1996. Most of the gains during the first quarter of 1997 were the result of First Western completing the sale of its credit card portfolio. First Western also completed the sale of approximately $100 million of mortgage loans during the first quarter of 1997 with the loss on the sale of these mortgage loans recorded during the fourth quarter of 1996.

          Other operating income increased $188,000 from $743,000 for the first three months of 1996 to $931,000 for the first three months of 1997 due to an increase in loan servicing income as a result of the sale of the credit card portfolio. The servicing of the credit card loans will transfer to the purchaser during the second quarter of 1997.

          Total other expenses increased $1.3 million or 13.9% from $9.6 million for the first three months of 1996 to $11.0 million for the first three months of 1997 primarily due to a $556,000 increase in salaries and employee benefits expense and a $341,000 minority interest expense incurred during the first quarter of 1997 which represents the debt service cost of the trust preferred capital securities issued by First Western in February 1997.

          First Western's salary and employee benefits expense increased a combined $556,000 or 12.0% for the first three months of 1997 compared with the first three months of 1996. Salaries and employee benefits expense increased due to normal salary and wage increases in addition to First Western increasing its full-time equivalent employees in mid-1996.

          Federal deposit insurance expense decreased $228,000 from $322,000 for the first three months of 1996 to $94,000 for the first three months of 1997 with this decrease due to a reduction in the insurance rates for thrift deposits as a result of the recapitalization of the Savings Association Insurance Fund in September 1996.

          First Western's outside examination, legal and consulting expense increased $220,000 from the first three months of 1996 to the first three months of 1997 due to increased consulting expense as First Western utilized outside consultants during 1997 to evaluate several of First Western's operations.

          In February 1997, First Western completed the private placement of $25 million of trust preferred capital securities issued by First Western's newly formed Delaware trust subsidiary, First Western Capital Trust I. The distributions payable on the securities, which totaled $341,000 for the first quarter of 1997, have been recorded as minority interest expense.

          Other operating expenses increased $343,000 or 17.8% from $1.9 million for the first three months of 1996 to $2.3 million for the first three months of 1997. Other expenses increased from the first three months of 1996 to the first three months of 1997 due in part to a $201,000 increase in bad check and fraud losses.

Income Taxes:

          First Western's income tax expense was $3.0 million for the first three months of 1997 compared with $1.7 million for the first three months of 1996. First Western's effective tax rate for the three months ended March 31, 1997 was 33.5% compared with 29.3% for the first three months of 1996. The increase in First Western's effective tax rate from 1996 to 1997 was due to First Western having an increased level of fully-taxable income as compared with pretax earnings as a result of the gains on loan sales.

Financial Condition as of March 31, 1997 as compared with December 31, 1996 and March 31, 1996.

          As of March 31, 1997, First Western's total assets were $1.704 billion compared with $1.696 billion at December 31, 1996 and $1.675 billion at March 31, 1996. During the first quarter of 1997, First Western increased its portfolio of securities available for sale with most of the funds provided by the sale of loans. Total average assets for the first three months of 1997 were $1.713 billion compared with $1.619 billion for the first three months of 1996, an increase of 5.8%.

Loan Portfolio:

          Net loans, including loans held for sale, decreased $92.7 million or 8.3% during the first three months of 1997 with this decrease in loans due primarily to the sale of approximately $100 million of mortgage loans and $17 million of credit card loans. The credit card loans that were sold during the first quarter of 1997 represent the remaining portion of First Western's portfolio that was not sold during the fourth quarter of 1996. Most of the mortgage loans sold by First Western during the first quarter of 1997 were designated as held for sale during the fourth quarter of 1996 and an estimated loss of approximately $3 million was recorded during the fourth quarter of 1996. The sale of the remaining credit card loans and the mortgage loans designated as held for sale were the primary reasons for the $111.0 million decrease in loans held for sale from $124.5 million at December 31, 1996 to $13.5 million at March 31, 1997. The following table shows the composition of First Western's loan portfolio at March 31, 1997, December 31, 1996 and March 31, 1996:

                                                           March 31, 1997          December 31, 1996             March 31, 1996
                                                       --------------------      ---------------------       ---------------------
                                                        Amount     Percent        Amount      Percent         Amount      Percent
                                                       --------   ---------      --------    ---------       --------    ---------
                                                                                 (Dollars in Thousands)
Commercial, financial and
      agricultural:
          Automobile floorplan loans................  $  28,883      2.8%       $   26,668       2.4%       $   23,151       2.2%
          Loans to municipalities...................     10,149      1.0            11,446       1.0            13,933       1.3
          Other commercial loans....................     93,479      9.1            83,645       7.5            79,197       7.6
                                                      ---------    -----        ----------     -----        ----------     -----

               Subtotal.............................    132,511     12.9           121,759      10.9           116,281      11.1
                                                      ---------    -----        ----------     -----        ----------     -----

Real estate-construction............................     15,967      1.6            16,289       1.5            25,610       2.5
                                                      ---------    -----        ----------     -----        ----------     -----

Real estate-mortgage:
      1-4 Family residential........................    345,108     33.8           433,813      38.9           391,720      37.5
      Multi-family residential......................     38,012      3.7            37,173       3.3            35,135       3.4
      Home equity...................................     50,961      5.0            49,653       4.5            42,953       4.1
      Commercial and other..........................    163,027     16.0           159,470      14.3           145,566      13.9
                                                      ---------    -----        ----------     -----        ----------     -----

          Subtotal..................................    597,108     58.5           680,109      61.0           615,374      58.9
                                                      ---------    -----        ----------     -----        ----------     -----

Installment:
      Credit cards..................................        298        -            17,328       1.6            41,249       4.0
      Installment and other.........................    275,834     27.0           278,940      25.0           245,314      23.5
                                                     ----------    -----        ----------     -----        ----------     -----

          Subtotal..................................    276,132     27.0           296,268      26.6           286,563      27.5
                                                     ----------    -----        ----------     -----        ----------     -----

          Total..................................... $1,021,718    100.0%       $1,114,425     100.0%       $1,043,828     100.0%
                                                     ==========    =====        ==========     =====        ==========     =====

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

          First Western's delinquent loans, nonaccrual loans and nonperforming assets consisted of the following at March 31, 1997, December 31, 1996 and March 31, 1996:

                                                              March 31,  December 31,  March 31,
                                                                 1997       1996         1996
                                                              ---------  ------------  ---------
                                                                    (Dollars in Thousands)
      Loans delinquent and still accruing interest:
          Loans past due 30 to 89 days .................       $5,636      $8,080       $ 7,474
          Loans past due 90 days or more ...............        1,105       1,427         2,644
                                                               ------      ------       -------

               Total loan delinquencies ................       $6,741      $9,507       $10,118
                                                               ======      ======       =======

      Nonaccrual loans .................................       $4,770      $5,147       $ 5,605
      Other real estate owned ..........................          330         471           136
                                                               ------      ------       -------

      Total nonperforming assets .......................       $5,100      $5,618       $ 5,741
                                                               ======      ======       =======
      Total nonperforming assets and loans
          past due 90 days or more .....................       $6,205      $7,045       $ 8,385
                                                               ======      ======       =======

      Nonaccrual loans to total loans ..................         0.47%       0.46%         0.54%

      Nonperforming assets to total loans
          and other real estate owned ..................         0.50%       0.50%         0.55%

      Nonperforming assets to total assets .............         0.30%       0.33%         0.34%

      Nonperforming assets and loans past due
          90 days or more to total assets ..............         0.36%       0.42%         0.50%

      Nonaccrual loans and loans past due
          90 days or more to total loans ...............         0.58%       0.59%         0.79%

      Allowance for possible loan losses
          to nonaccrual loans ..........................       362.98%     311.91%       256.96%

      Allowance for possible loan losses
          to loans past due 90 days or more
          and nonaccrual loans ................................294.72%     244.20%       174.60%

      Allowance for possible loan losses to
          total loans .........................................  1.69%       1.44%         1.38%

          First Western's total delinquencies decreased $2.8 million from $9.5 million at December 31, 1996 to $6.7 million at March 31, 1997 with $2.4 million of this decrease occurring in loans past due 30-89 days and $322,000 of this decrease occurring in loans past due 90 days or more. Consumer loan delinquencies decreased $2.5 million for the three months ended March 31, 1997. Most of the decrease in delinquencies from March 31, 1996 to March 31, 1997 has been due to decreased delinquencies of consumer loans. First Western's delinquent loans by type are as follows at March 31, 1997, December 31, 1996 and March 31, 1996:

                                    March 31,  December 31,  March 31,
                                      1997        1996         1996
                                    ---------  -----------   ---------
                                         (Dollars in Thousands)
Commercial, financial and
       agricultural..............     $   41     $  190      $   215
                                      ------     ------      -------

Real estate-mortgage:
       1-4 Family residential....        793        721          554
       Home equity...............        305        225           29
       Commercial and other......          -        319            -
                                      ------     ------      -------

            Subtotal.............      1,098      1,265          583
                                      ------     ------      -------

Installment:
       Credit cards..............          -        122        1,174
       Installment and other.....      5,602      7,930        8,146
                                      ------     ------      -------

            Subtotal.............      5,602      8,052        9,320
                                      ------     ------      -------

            Total................     $6,741     $9,507      $10,118
                                      ======     ======      =======


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

          First Western believes that the allowance for possible loan losses of $17.3 million at March 31, 1997 is adequate to cover losses inherent in the portfolio as of such date. However, there can be no assurance that First Western will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at March 31, 1997.

Investment Securities, Mortgage-Backed Securities, and Securities Available for
Sale:

          Investment securities and mortgage-backed securities decreased a combined $10.5 million for the first three months of 1997 with this decrease due to regular maturities and paydowns. The market value of First Western's investment securities and mortgage-backed securities held to maturity was a combined $261.7 million, $4.3 million or 1.6% below the amortized cost of $266.1 million. First Western's portfolio of investment securities and mortgage-backed securities had a market value below amortized cost of $1.9 million or 0.7% at December 31, 1996. The decrease in market value of First Western's portfolio of investment securities and mortgage-backed securities was due to an increase in interest rates during the first three months of 1997.

          Securities available for sale increased $126.1 million during the first three months of 1997 with this increase the result of First Western purchasing securities available for sale with the funds provided by the fourth quarter 1996 and first quarter 1997 loan sales. Securities available for sale increased $65.4 million from $261.9 million at March 31, 1996 to $327.4 million at March 31, 1997 with this increase due to the purchase of securities using the funds provided by the loan sales. At March 31, 1997, First Western had net unrealized depreciation on securities available for sale of $1.6 million compared with unrealized appreciation of $1.4 million at December 31, 1996 and unrealized depreciation of $1.1 million at March 31, 1996.

Deposits:

          Total deposits increased $28.1 million or 2.4% from $1.149 billion at December 31, 1996 to $1.177 billion at March 31, 1997. Deposits increased during the first three months of 1997 primarily due to a $31.3 million increase in time deposits. First Western's deposits increased $7.0 million from March 31, 1996 to March 31, 1997 with most of this increase attributable to an increase in time deposits. During the fourth quarter of 1996, First Western created a new account combining an interest-bearing demand account and a money market account. This new deposit product resulted in a movement of funds from interest-bearing demand accounts to money market accounts and is the primary reason for the $80.1 million decrease in interest-bearing demand accounts and the $78.0 million increase in money market accounts from March 31, 1996 to March 31, 1997.

Borrowed Funds:

          First Western's borrowed funds decreased $47.3 million during the first three months of 1997 from $389.3 million at December 31, 1996 to $342.0 million at March 31, 1997. First Western decreased its borrowings during the first three months of 1997 as a result of the loan sales and the increase in deposits. Total borrowed funds decreased $11.4 million from March 31, 1996 to March 31, 1997 as these borrowings were decreased primarily as a result of the loan sales.

Trust Preferred Capital Securities:

          On February 11, 1997, First Western completed the private placement of $25 million of 9.875% capital securities due February 1, 2027 issued by First Western's newly formed Delaware trust subsidiary, First Western Capital Trust I. These securities were sold in an offering under Rule 144A of the Securities Act of 1933. Securities of this type received approval in October 1996 from the Federal Reserve Board to qualify as Tier I capital and interest payable thereon is currently considered to be tax-deductible. Proceeds of the issue were invested by First Western Capital Trust I in junior subordinated debentures issued by First Western. Net proceeds from the sale of the debentures will be used for general corporate purposes, including but not limited to, repurchase of shares of First Western's common stock, investments in and advances to First Western's subsidiaries, financing future acquisitions of financial institutions as well as banking and other assets.

Shareholders' Equity:

          Shareholders' equity decreased slightly during the first three months of 1997 as an increase in shareholders' equity from the retention of earnings was offset by $2.8 million of treasury stock purchases and a $1.9 million decline in the market value of securities available for sale, net of income tax effects. During the first three months of 1997, First Western repurchased 91,900 shares of common stock as treasury stock at a cost of $2.8 million in accordance with a common stock repurchase program. First Western's capital ratios improved from December 31, 1996 to March 31, 1997 as a result of the issuance of the trust preferred capital securities in February 1997. The following table presents First Western's capital ratios at March 31, 1997 and December 31, 1996:

                                                                            March 31,      December 31,
                                                                               1997            1996
                                                                           -----------      ----------
                                                                             ( Dollars in Thousands)
      Tier I:
          Common shareholders' equity ..................................   $  127,422       $  127,721
          Non-exempt intangible assets .................................       (6,560)          (6,575)
          Trust preferred capital securities............................       23,807                -
          Unrealized depreciation (appreciation) in securities
                    available for sale..................................        1,026             (884)
                                                                           ----------       ----------

                          Total Tier I .................................      145,695          120,262
                                                                           ----------       ----------

      Tier II:
          Qualifying allowance for possible loan losses.................       12,735           13,190
                                                                           ----------       ----------

                          Total Tier II ................................       12,735           13,190
                                                                           ----------       ----------

      Total capital ....................................................   $  158,430       $  133,452
                                                                           ==========       ==========

      Risk weighted assets .............................................   $1,014,200       $1,052,329
                                                                           ==========       ==========

      Tier I capital ratio .............................................        14.37%           11.43%
                                                                           ==========       ==========

      Required Tier I capital ratio ....................................         4.00%            4.00%
                                                                           ==========       ==========

      Total capital ratio ..............................................        15.62%           12.68%
                                                                           ==========       ==========

      Required total capital ratio .....................................         8.00%            8.00%
                                                                           ==========       ==========

      Tier I leverage ratio ............................................         8.54%            7.10%
                                                                           ==========       ==========

      Required Tier I leverage ratio * .................................         3.00%            3.00%
                                                                           ==========       ==========


      * For all but the most highly rated, low risk profile organizations, the minimum Tier I leverage ratio is to be 3% plus a cushion of 100 to 200 basis points.

Liquidity and Cash Flows:

          Liquidity is the ability to provide the cash necessary to meet customer credit needs, satisfy depositor withdrawal requirements and to pay-off short-term borrowings. One source of liquidity is cash and due from banks and short-term assets such as interest-bearing deposits in other banks and federal funds sold, which totaled $60.9 million at March 31, 1997 as compared with $75.2 million at December 31, 1996 and $40.0 million at March 31, 1996. Another source of liquidity is borrowing capability. First Western's banking subsidiaries have a variety of sources of short-term liquidity available to them, including federal funds purchased from correspondent banks, sales of securities available for sale, sales of securities under agreements to repurchase, the Federal Reserve discount window, interbank deposits, FHLB advances and loan participations or sales. First Western also generates liquidity from the regular principal payments and prepayments made on its portfolio of loans and mortgage-backed securities. First Western's banking subsidiaries had $46.5 million of unused overnight credit lines available at March 31, 1997.

          First Western's operating activities provided cash flows of $110.5 million during the first three months of 1997 compared with $13.3 million during the first three months of 1996. Loan sales provided $105.6 million and $8.7 million of the cash flows from operating activities for the three months ended March 31, 1997 and 1996, respectively.

          Investing activities used cash flows of $109.1 million during the first three months of 1997 compared with using cash flows of $118.3 million for the first three months of 1996. The growth of the portfolio of securities available for sale during the first three months of 1997 used net cash flows of $126.1 million compared with $53.6 million for the first three months of 1996. The cash flows to fund the increase in securities available for sale during the first quarter of 1997 came from the sale of loans. The growth of the portfolio of loans not designated as held for sale used net cash flows of $30.8 million during the first three months of 1997 compared with $26.9 million for the first three months of 1996.

          Financing activities provided cash flows of $20,000 during the first three months of 1997. Increased deposits provided $28.1 million of cash flows and the net proceeds from the issuance of the trust preferred capital securities provided $23.8 million of cash flows with these increases in cash flows offset by the use of $47.3 million of cash flows to reduce First Western's borrowed funds. During the first three months of 1996, financing activities provided cash flows of $104.5 million primarily as a result of an increase in borrowed funds of $116.5 million.

Other:

          Certain of the statements and information in this Form 10-Q may be forward looking statements. For a discussion of the factors that may affect these statements refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations in First Western's Annual Report on Form 10-K for the year ended December 31, 1996.

Part II. Other Information

Item 1. Not applicable.

Item 2. Changes in Securities:

            On February 11, 1997, First Western completed the private placement of $25 million of 9.875% capital securities due February 1, 2027 issued by First Western's newly formed Delaware trust subsidiary, First Western Capital Trust I. These securities were sold in an offering under Rule 144A of the Securities Act of 1933. Securities of this type received approval in October 1996 from the Federal Reserve Board to qualify as Tier I capital and interest payable thereon is currently considered to be tax-deductible. Proceeds of the issue were invested by First Western Capital Trust I in junior subordinated debentures issued by First Western. Net proceeds from the sale of the debentures will be used for general corporate purposes, including but not limited to, repurchase of shares of First Western's common stock, investments in and advances to First Western's subsidiaries, financing future acquisitions of financial institutions as well as banking and other assets. The initial purchaser of all of the capital securities was Sandler O'Neill & Partners, L.P.

Item 3. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

            First Western's Annual Meeting of Shareholders was held on April 15, 1997. The following directors were elected for three year terms expiring in 2000: James M. Campbell, Floyd H. McElwain and Thomas J. O'Shane. John W. Sant was elected as a director for a one year term expiring in 1998.
     There were no other matters voted on at the Annual Meeting.

Item 5. Not applicable.

Item 6. Exhibits and Reports on Form 8-K:

     a. Exhibits:

         10.1 Registration Rights Agreement among First Western Bancorp, Inc., First Western Capital Trust I, and Sandler O'Neill & Partners, L.P.

         10.2 Amended and Restated Declaration of Trust of First Western Capital Trust I

         10.3 Indenture between First Western Bancorp, Inc. and The Chase Manhattan Bank

         15.1 Letter re: Unaudited Interim Financial Information

         27.1 Financial Data Schedule

     b. Reports on Form 8-K: None.

                                   Signature

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FIRST WESTERN BANCORP, INC.
                                                  (Registrant)

May 13, 1997                               /s/ ROBERT H. YOUNG
                                           -----------------------------
                                           Robert H. Young
                                           Executive Vice President-
                                           Chief Financial Officer,
                                           Secretary and Treasurer
                                           (Principal Financial Officer)

                          FIRST WESTERN BANCORP, INC.

                             EXHIBITS TO FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                 EXHIBIT INDEX

Exhibit                                                        Method of
Number                   Description                           Filing
------                   -----------                           ------
10.1        Registration Rights Agreement among First          Filed
            Western Bancorp, Inc., First Western Capital       herewith
            Trust I, and Sandler O'Neill & Partners, L.P.

10.2        Amended and Restated Declaration of Trust          Filed
            of First Western Capital Trust I                   herewith

10.3        Indenture between First Western Bancorp, Inc.      Filed
            and The Chase Manhattan Bank                       herewith

15.1        Letter re: Unaudited Interim Financial             Filed
            Information                                        herewith

27.1        Financial Data Schedule                            Filed
                                                               herewith