Form 10-Q
period 1997-06-30
FIRST WESTERN BANCORP INC
filed 1997-08-07
CIK 740876

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997

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

The number of shares outstanding of the Registrant's common stock as of August 5, 1997 was:

Common Stock, $5.00 par value - 7,442,855 shares outstanding

                           FIRST WESTERN BANCORP, INC.

                                   INDEX



                                                                        Page
                                                                       Number
                                                                       ------
Part I.  Financial Information:

     Item 1.  Financial Statements:

                 Independent Accountants' Report.........................  3

                 Consolidated Balance Sheets:
                  June 30, 1997, December 31, 1996 and
                  June 30, 1996..........................................  4

                 Consolidated Statements of Income:
                  Three months ended June 30, 1997
                  and three months ended June 30, 1996...................  5

                 Consolidated Statements of Income:
                  Six months ended June 30, 1997
                  and six months ended June 30, 1996.....................  6

                 Consolidated Statements of Changes
                  in Shareholders' Equity:
                  Six months ended June 30, 1997
                  and six months ended June 30, 1996.....................  7

                 Consolidated Statements of Cash Flows:
                  Six months ended June 30, 1997
                  and six months ended June 30, 1996.....................  8

                 Notes to Consolidated Financial Statements.............. 10

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations........... 12


Part II.  Other Information:

        Item 1. - Item 6. ..............................................  26

        Signature.......................................................  27


INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of First Western Bancorp, Inc.

We have reviewed the accompanying consolidated balance sheets of First Western Bancorp, Inc. and subsidiaries as of June 30, 1997 and
1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the three-month and six-month periods then ended. These financial statements are the responsibility of the Corporation's management.

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

Pittsburgh, Pennsylvania
July 15, 1997

Part I. Item 1. Financial Information

              FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                               (Unaudited)

                                                                                    June 30,      December 31,     June 30,
                                                                                      1997            1996           1996
                                                                                  -------------   ------------   -------------
ASSETS:
-------
Cash and due from banks                                                           $      46,218   $     36,021   $      40,262
                                                                                  -------------   ------------   -------------
Interest-bearing deposits with other banks                                                1,855          1,770           1,304
                                                                                  -------------   ------------   -------------
Federal funds sold                                                                            -         37,400               -
                                                                                  -------------   ------------   -------------
Securities available for sale
    (amortized cost of $333,146, $199,922 and $260,880)                                 336,238        201,282         259,474
                                                                                  -------------   ------------   -------------
Investment securities, held to maturity
    (market value of $102,214, $107,455 and $107,327)                                   102,054        107,092         107,955
                                                                                  -------------   ------------   -------------
Mortgage-backed securities, held to maturity
    (market value of $153,696, $167,185 and $176,637)                                   155,467        169,467         180,772
                                                                                  -------------   ------------   -------------
Loans held for sale (market value of $3,193, $129,713 and $1,329)                         3,193        124,515           1,329
                                                                                  -------------   ------------   -------------
Loans (net of unearned income of $35,133, $34,864 and $33,438)                        1,030,903        989,910       1,079,539
Less: Allowance for possible loan losses                                                 17,472         16,054          15,938
                                                                                  -------------   ------------   -------------
    Net loans                                                                         1,013,431        973,856       1,063,601
                                                                                  -------------   ------------   -------------
Premises and equipment                                                                   19,740         19,499          18,772
                                                                                  -------------   ------------   -------------
Other assets                                                                             24,574         24,876          27,312
                                                                                  -------------   ------------   -------------
            Total Assets                                                          $   1,702,770   $  1,695,778   $   1,700,781
                                                                                  =============   ============   =============
LIABILITIES:
------------
Deposits:
    Noninterest-bearing demand                                                    $      96,032    $    93,163   $     101,904
    Interest-bearing demand                                                              37,448         53,946         120,719
    Savings                                                                             358,149        329,532         275,874
    Time                                                                                692,908        672,262         675,452
                                                                                  -------------   ------------   -------------
        Total deposits                                                                1,184,537      1,148,903       1,173,949
                                                                                  -------------   ------------   -------------

Borrowed funds:
    Federal funds purchased and other short-term borrowings                              52,349         33,202          63,476
    Repurchase agreements and secured lines of credit                                   128,589        212,070         212,392
    Advances from the Federal Home Loan Bank                                            149,000        144,000         105,670
                                                                                  -------------   ------------   -------------
        Total borrowed funds                                                            329,938        389,272         381,538
                                                                                  -------------   ------------   -------------

Long-term debt                                                                            5,187          5,967           6,897
                                                                                  -------------   ------------   -------------
Other liabilities                                                                        28,874         23,915          18,194
                                                                                  -------------   ------------   -------------
            Total Liabilities                                                         1,548,536      1,568,057       1,580,578
                                                                                  -------------   ------------   -------------

Corporation-obligated mandatorily redeemable capital securities of subsidiary
    trust holding solely junior subordinated debentures of the Corporation               23,817              -               -
                                                                                  -------------   ------------   -------------
SHAREHOLDERS' EQUITY:
---------------------
Preferred stock, no stated value, 4,000,000
    shares authorized, none issued                                                            -              -               -
Common stock, $5.00 par value, 20,000,000 shares authorized,
    11,774,912, 7,835,806 and 7,823,088 shares issued and
    11,164,283, 7,628,020 and 7,628,688 shares outstanding                               58,875         39,179          39,115
Additional paid-in capital                                                                2,595         22,064          21,873
Retained earnings                                                                        78,450         70,736          64,881
Unrealized appreciation (depreciation) in securities available for sale, net
    of tax                                                                                2,010            884            (914)
Treasury stock, 559,200, 173,400 and 154,500 shares at cost                             (10,613)        (4,242)         (3,702)
Unallocated common stock held by ESOP (at cost)                                            (900)          (900)         (1,050)
                                                                                  -------------   ------------   -------------
            Total Shareholders' Equity                                                  130,417        127,721         120,203
                                                                                  -------------   ------------   -------------
            Total Liabilities and Shareholders' Equity                            $   1,702,770   $  1,695,778   $   1,700,781
                                                                                  =============   ============   =============

                See Notes to Consolidated Financial Statements.

Part I. Item 1. Financial Information

                  FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                       For the Three Months Ended
                                                                      -----------------------------
                                                                        June 30,        June 30,
                                                                          1997            1996
                                                                      -------------   -------------
INTEREST INCOME:
----------------
Interest and fees on loans                                            $      21,733   $      22,577
Interest on deposits with other banks                                            40              16
Interest on securities available for sale                                     6,028           4,577
Interest and dividends on investment securities:
     Taxable interest                                                           271             377
     Tax-exempt interest                                                      1,043           1,035
Interest on mortgage-backed securities                                        2,463           2,792
Interest on federal funds sold                                                   88               2
                                                                      -------------   -------------
         Total Interest Income                                               31,666          31,376
                                                                      -------------   -------------
INTEREST EXPENSE:
-----------------
Interest on deposits:
     Demand                                                                     198             384
     Savings                                                                  1,935           1,755
     Time                                                                     9,719           9,393
Interest on borrowed funds:
     Federal funds purchased and other short-term borrowings                    618             741
     Repurchase agreements and secured lines of credit                        2,102           2,945
     Advances from the Federal Home Loan Bank                                 2,133           1,544
Interest on long-term debt                                                       99             109
                                                                      -------------   -------------
         Total Interest Expense                                              16,804          16,871
                                                                      -------------   -------------

NET INTEREST INCOME                                                          14,862          14,505
     Provision for possible loan losses                                         954           3,290
                                                                      -------------   -------------

NET INTEREST INCOME AFTER PROVISION FOR
     POSSIBLE LOAN LOSSES                                                    13,908          11,215
                                                                      -------------   -------------
OTHER INCOME:
-------------
Trust fees                                                                      532             499
Service charges on deposit accounts                                           1,049             903
Credit card program fees                                                         38             391
Net securities gains                                                             20             807
Net gains (losses) on loan sales                                                697             (41)
Other operating income                                                        1,245             737
                                                                      -------------   -------------
         Total Other Income                                                   3,581           3,296
                                                                      -------------   -------------
OTHER EXPENSES:
---------------
Salaries and wages                                                            3,743           3,428
Employee benefits                                                             1,027             916
Net occupancy expense                                                           737             730
Equipment rentals, depreciation and maintenance                                 593             585
Federal deposit insurance                                                        94             323
Outside examination, legal fees and consulting                                  458             380
Advertising and promotion                                                       427             202
Supplies                                                                        410             378
Outside data processing services                                                407             431
Minority interest expense                                                       630               -
Other operating expense                                                       1,829           1,961
                                                                      -------------   -------------
        Total Other Expenses                                                 10,355           9,334
                                                                      -------------   -------------

INCOME BEFORE INCOME TAXES                                                    7,134           5,177
        Income Taxes                                                          2,254             991
                                                                      -------------   -------------
NET INCOME                                                            $       4,880   $       4,186
                                                                      =============   =============

EARNINGS PER SHARE                                                    $        0.43   $        0.36
                                                                      =============   =============

DIVIDENDS PER SHARE                                                   $        0.13   $        0.12
                                                                      =============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING AND COMMON SHARE EQUIVALENTS             11,425          11,689
                                                                      =============   =============

         See Notes To Consolidated Financial Statements.

Part I. Item 1. Financial Information

                  FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                        For the Six Months Ended
                                                                      -----------------------------
                                                                        June 30,        June 30,
                                                                          1997            1996
                                                                      -------------   -------------
INTEREST INCOME:
----------------
Interest and fees on loans                                            $      44,247   $      44,664
Interest on deposits with other banks                                           186              30
Interest on securities available for sale                                    10,379           8,705
Interest and dividends on investment securities:
     Taxable interest                                                           547             799
     Tax-exempt interest                                                      2,075           2,066
Interest on mortgage-backed securities                                        5,003           5,158
Interest on federal funds sold                                                  548              11
                                                                      -------------   -------------
         Total Interest Income                                               62,985          61,433
                                                                      -------------   -------------
INTEREST EXPENSE:
-----------------
Interest on deposits:
     Demand                                                                     415             741
     Savings                                                                  3,732           3,471
     Time                                                                    19,507          19,083
Interest on borrowed funds:
     Federal funds purchased and other short-term borrowings                  1,148           1,225
     Repurchase agreements and secured lines of credit                        4,722           5,029
     Advances from the Federal Home Loan Bank                                 4,175           3,166
Interest on long-term debt                                                      201             252
                                                                      -------------   -------------
         Total Interest Expense                                              33,900          32,967
                                                                      -------------   -------------

NET INTEREST INCOME                                                          29,085          28,466
     Provision for possible loan losses                                       2,928           4,580
                                                                      -------------   -------------

NET INTEREST INCOME AFTER PROVISION FOR
     POSSIBLE LOAN LOSSES                                                    26,157          23,886
                                                                      -------------   -------------
OTHER INCOME:
-------------
Trust fees                                                                    1,223           1,046
Service charges on deposit accounts                                           2,029           1,718
Credit card program fees                                                        199             721
Net securities gains                                                             20           1,190
Net gains on loan sales                                                       5,490               8
Other operating income                                                        2,176           1,480
                                                                      -------------   -------------
         Total Other Income                                                  11,137           6,163
                                                                      -------------   -------------
OTHER EXPENSES:
---------------
Salaries and wages                                                            7,625           6,892
Employee benefits                                                             2,336           2,087
Net occupancy expense                                                         1,527           1,482
Equipment rentals, depreciation and maintenance                               1,163           1,160
Federal deposit insurance                                                       188             645
Outside examination, legal fees and consulting                                  945             647
Advertising and promotion                                                       851             576
Supplies                                                                        796             736
Outside data processing services                                                827             858
Minority interest expense                                                       971               -
Other operating expense                                                       4,100           3,889
                                                                      -------------   -------------
        Total Other Expenses                                                 21,329          18,972
                                                                      -------------   -------------

INCOME BEFORE INCOME TAXES                                                   15,965          11,077
        Income Taxes                                                          5,213           2,722
                                                                      -------------   -------------
NET INCOME                                                            $      10,752   $       8,355
                                                                      =============   =============

EARNINGS PER SHARE                                                    $        0.93   $        0.71
                                                                      =============   =============

DIVIDENDS PER SHARE                                                   $        0.27   $        0.24
                                                                      =============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING AND COMMON SHARE EQUIVALENTS             11,511          11,739
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

                                                                         For the Six Months Ended June 30, 1997
                                                  ------------------------------------------------------------------------------
                                                                                          Unrealized
                                                                                         Appreciation             Common Stock
                                                                                        (Depreciation)            Held by ESOP
                                                   Common Stock                         in Securities              (at cost)
                                                  ---------------              Retained    Available   Treasury  ---------------
                                                  Shares   Amount    Surplus   Earnings     for Sale     Stock   Shares   Amount
                                                  ------------------------------------------------------------------------------
    Balance - January 1, 1997                      7,836   $39,179   $22,064   $70,736     $   884     ($4,242)   (34)    ($900)

    Net income                                         -         -         -    10,752           -           -      -         -

    Cash dividends paid ($0.27 per share)              -         -         -    (3,038)          -           -      -         -

    Exercise of options, net of shares redeemed        9        48        25         -           -           -      -         -

    Common stock issued for dividend reinvestment      5        23       131         -           -           -      -         -

    Treasury stock purchased                           -         -         -         -           -      (6,371)     -         -

    Fifty percent stock dividend declared
        on July 15, 1997                           3,925    19,625   (19,625)        -           -           -    (17)        -

    Net change in unrealized appreciation
       (depreciation) in securities available
        for sale                                       -         -         -         -       1,126           -      -         -


                                                  ------------------------------------------------------------------------------
    Balance - June 30, 1997                       11,775   $58,875    $2,595   $78,450      $2,010    ($10,613)   (51)    ($900)
                                                  ==============================================================================




                                                                         For the Six Months Ended June 30, 1996
                                                  ------------------------------------------------------------------------------
                                                                                          Unrealized
                                                                                         Appreciation             Common Stock
                                                                                        (Depreciation)            Held by ESOP
                                                   Common Stock                         in Securities              (at cost)
                                                  ---------------              Retained    Available   Treasury  ---------------
                                                  Shares   Amount    Surplus   Earnings     for Sale    Stock    Shares   Amount
                                                  ------------------------------------------------------------------------------
    Balance - January 1, 1996                      7,817   $39,083   $21,811   $59,313      $2,492     ($1,011)     -     $(109)

    Net income                                         -         -         -     8,355           -           -      -         -

    Cash dividends paid ($0.24 per share)              -         -         -    (2,787)          -           -      -         -

    Exercise of options, net of shares redeemed        5        27        43         -           -           -      -         -

    Common stock issued for dividend reinvestment      1         5        19         -           -           -      -         -

    Common stock purchased for ESOP                    -         -         -         -           -           -    (40)   (1,050)

    Treasury stock purchased                           -         -         -         -           -      (2,691)     -         -

    Net change in unrealized appreciation
       (depreciation) in securities available
        for sale                                       -         -         -         -      (3,406)          -      -         -
                                                  ------------------------------------------------------------------------------
    Balance - June 30, 1996                        7,823   $39,115   $21,873   $64,881       ($914)    ($3,702)   (40)  ($1,050)
                                                  ==============================================================================



      See Notes To Consolidated Financial Statements.

Part I. Item 1. Financial Information

              FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                               (Unaudited)
                                                                                  For the Six Months Ended
                                                                                -----------------------------
                                                                                  June 30,        June 30,
                                                                                    1997            1996
                                                                                -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net income                                                                       $     10,752    $      8,355
                                                                                -------------   -------------
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                                      1,158           1,170
      Amortization and accretion                                                          979           1,126
      Provision for possible loan losses                                                2,928           4,580
      Gain on sale of securities                                                          (20)         (1,190)
      (Gain) loss on sale of real estate owned                                            (62)             14
      Gain on sale of premises and equipment                                               (4)             (1)
      Gain on sale of loans                                                            (5,490)             (8)
      Proceeds from loan sales                                                        116,146          17,418
      Purchase of loans                                                                (1,969)         (6,155)
      Provision for deferred taxes (benefit)                                            1,017          (1,127)
      Increase in interest receivable                                                  (1,903)         (1,168)
      Increase (decrease) in interest payable                                             610            (982)
      Other - net                                                                         356          (2,404)
                                                                                -------------   -------------
   Total adjustments                                                                  113,746          11,273
                                                                                -------------   -------------
Net cash provided by operating activities                                             124,498          19,628
                                                                                -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Proceeds from sales of securities available for sale                                    4,293          65,405
Proceeds from maturity or paydown of securities available for sale                     70,008          40,926
Purchase of securities available for sale                                            (203,984)       (160,536)
Proceeds from maturity or paydown of investment securities                             21,965          31,348
Purchase of investment securities                                                      (3,291)        (60,912)
Proceeds from sale of credit card loan portfolio                                       21,801               -
Net increase in loans                                                                 (51,893)        (67,722)
(Increase) decrease in deposits with other banks                                          (85)            820
Decrease in federal funds sold                                                         37,400               -
Purchase of premises and equipment                                                     (1,613)         (1,561)
Proceeds from sale of premises and equipment                                              215              29
Proceeds from sale of other real estate owned                                             710             125
                                                                                -------------   -------------
Net cash used in investing activities                                                (104,474)       (152,078)
                                                                                -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
Net increase (decrease) in deposits                                                    35,669          (3,694)
Net increase in federal funds purchased and other short-term borrowings                19,147          59,878
Net (decrease) increase in repurchase agreements and secured lines of credit          (83,481)         90,734
Net increase (decrease) in advances from the Federal Home Loan Bank                     5,000          (6,000)
Proceeds from issuance of capital securities, net of issuance costs                    23,800               -
Proceeds from issuance of long-term debt                                                    -           1,050
Payments on long-term debt                                                               (780)         (2,286)
Proceeds from exercise of stock options                                                    73              70
Proceeds from common stock issued for dividend reinvestment plan                          154              24
Treasury stock purchased                                                               (6,371)         (2,691)
Common stock purchased for ESOP                                                             -          (1,050)
Dividends paid on common stock                                                         (3,038)         (2,787)
                                                                                -------------   -------------
Net cash (used in) provided by financing activities                                    (9,827)        133,248
                                                                                -------------   -------------
NET INCREASE IN CASH AND DUE FROM BANKS                                                10,197             798

CASH AND DUE FROM BANKS - Beginning of year                                            36,021          39,464
                                                                                -------------   -------------
CASH AND DUE FROM BANKS - End of period                                          $     46,218    $     40,262
                                                                                =============   =============

             See Notes To Consolidated Financial Statements.

Part I. Item 1. Financial Information

                  FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In thousands)
                                  (Unaudited)

                                                                                  For the Six Months Ended
                                                                                -----------------------------
                                                                                  June 30,        June 30,
                                                                                    1997            1996
                                                                                -------------   -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for:

      Interest                                                                  $      33,290   $      33,949
                                                                                =============   =============
      Income taxes                                                              $       4,215   $       4,291
                                                                                =============   =============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:

   Securities purchased settling after June 30                                  $       3,841   $         544
                                                                                =============   =============
   Securities sold settling after June 30                                       $          51   $         743
                                                                                =============   =============
   Transfers to other real estate owned                                         $         370   $         574
                                                                                =============   =============
   Net change in unrealized appreciation (depreciation) in securities
      available for sale, net of income tax effects                             $       1,126   $      (3,406)
                                                                                =============   =============



            See Notes To Consolidated Financial Statements.




                FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)

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

        The consolidated balance sheets as of June 30, 1997 and June 30, 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the six month periods ended June 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

        The financial statements and notes are presented as permitted by Form 10-Q. The interim statements are unaudited and should be read in conjunction with the financial statements and notes thereto contained in First Western's 1996 Annual Report on Form 10-K.


2.  Earnings Per Share:

        Earnings per common share are based on the weighted average number of common shares outstanding and common share equivalents in each period.  Weighted average shares outstanding include common share equivalents under First Western's Incentive Stock Option Plan for Key
Officers.   All share information and per share amounts have been
restated for the effect of a three-for-two stock split effected in the form of a 50% stock dividend declared on July 15, 1997 and to be distributed on August 15, 1997.


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

4. Trust Preferred Capital Securities:

        On February 11, 1997, First Western completed the private placement of $25 million of 9.875% capital securities due February 1, 2027 issued by Capital Trust. These securities were sold in an offering under Rule
144A of the Securities Act of 1933. Securities of this type received approval in October 1996 from the Federal Reserve Board to qualify as Tier I capital and interest payable thereon is currently considered to be tax-deductible. Proceeds of the issue were invested by Capital Trust in junior subordinated debentures issued by First Western. Net proceeds from the sale of the debentures have been, and will be used for general corporate purposes, including but not limited to, repurchase of shares of First Western's common stock, investments in and advances to First Western's subsidiaries, financing future acquisitions of financial institutions as well as banking and other assets.

Part 1. Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.


Results of operations for the three and six months ended June 30, 1997 compared with the three and six months ended June 30, 1996:

        All of the following per share amounts and outstanding share amounts have been restated to reflect the effect of a three-for-two stock split, effected in the form of a 50% stock dividend, declared on July 15, 1997 and to be distributed on August 15, 1997.

        For the six months ended June 30, 1997, First Western's net income was $10.8 million or $0.93 per share compared with $8.4 million or $0.71 per share for the six months ended June 30, 1996. First Western's net income increased $2.4 million or 28.7% from the first six months of 1996 to the first six months of 1997 primarily due to a $5.5 million increase in net gains realized on loan sales and a $1.7 million decrease in the provision for possible loan losses with these increases in income offset partially by a $2.4 million increase in other expenses. First Western's return on average assets and return on average equity for the first six months of 1997 were 1.27% and 16.86%, respectively, compared with 1.01% and 13.97% for the first six months of 1996, with the increase in these ratios primarily attributable to the net gains on loan sales.

        For the three months ended June 30, 1997, First Western's net income was $4.9 million or $0.43 per share compared with $4.2 million or $0.36 per share for the three months ended June 30, 1996. First Western's net income increased $694,000 or 16.6% from the second quarter of 1996 to the second quarter of 1997 primarily due to a $2.3 million decrease in the provision for possible loan losses with this increase in income offset partially by a $1.0 million increase in other expenses. First Western's return on average assets and return on average equity for the second quarter of 1997 were 1.16% and 15.23%, respectively, compared with 1.00% and 13.95% for the second quarter of 1996, with the increases in these ratios primarily attributable to the decrease in the provision for possible loan losses.


Net Interest Income:

        First Western's net interest income was $29.1 million for the six months ended June 30, 1997, increasing $619,000 or 2.2% from $28.5 million for the first six months of 1996. The increase in net interest income was generated by a $54.4 million or 3.4% increase in average earning assets which was partially offset by a decline in First
Western's net interest margin from 3.76% for the first six months of 1996 to 3.72% for the first six months of 1997. The increase in average earning assets was primarily due to a $44.9 million or 17.4% increase in average securities available for sale along with a $20.3 million increase in average federal funds sold due to the funds provided by the loan sales during the fourth quarter of 1996 and the first quarter of 1997. The growth in average earning assets was funded by an $18.5 million increase in average funds provided by the trust preferred capital securities offering that was completed during the first quarter of 1997, a $9.1 million increase in average borrowed funds and an $8.3 million increase in average shareholders' equity.

        First Western's net interest income was $14.9 million for the second quarter of 1997, increasing $357,000 or 2.5% from $14.5 million for the second quarter of 1996. The increase in net interest income was generated by an increase in First Western's net interest margin from 3.75% for the second quarter of 1996 to 3.80% for the second quarter of 1997 along with a $10.7 million or 0.7% increase in average earning assets. Due to the loan sales during the fourth quarter of 1996 and the first quarter of 1997, the composition of First Western's average earning assets changed for the second quarter of 1997 compared with the prior year as average loans decreased $39.6 million or 3.7% and the average balance of securities available for sale increased $72.4 million or 27.1%.

        First Western's net interest margin or net interest income expressed as a percentage of average earning assets was 3.72% for the first six months of 1997 compared with 3.76% for the first six months of 1996. First Western's yield on earning assets declined from the first six months of 1996 to the first six months of 1997 due primarily to a decline in loan yields. Loan yields declined in part due to the sale of the credit card portfolio which was completed during the first quarter of 1997. First Western's cost of funds increased for the first six months of 1997 compared with the prior year due to increases in the rates paid for deposits and borrowed funds as a result of increased short-term interest rates during the first quarter of 1997. Partially offsetting the compression of First Western's net interest margin was an increase in First Western's noninterest-bearing funds such as the trust preferred capital securities and shareholders' equity. First Western accounts for the payments made to the holders of the trust preferred capital securities as minority interest expense which is included in other expenses.

Provision for Possible Loan Losses:

        First Western's provision for possible loan losses was $2.9 million for the first six months of 1997, decreasing $1.7 million from $4.6 million for the first six months of 1996.  This decrease in First
Western's provision for possible loan losses was the result of First Western having lower charge-off and delinquency levels for the first six months of 1997 compared with the prior year. For the second quarter of 1997, First Western's provision for possible loan losses was $1.0 million, decreasing $2.3 million from $3.3 million for the second quarter of 1996.  First Western increased its provision for possible loan losses substantially during the second quarter of 1996 in response
to increased consumer loan charge-offs and delinquencies.   First
Western's net charge-offs for the first six months of 1997 were $1.5 million or 0.29% of average loans, compared with $2.8 million or 0.54% of average loans for the first six months of 1996. Substantially all of First Western's charge-offs for the first six months of 1996 and 1997 were consumer loans, primarily indirect automobile loans and credit card loans. First Western's net charge-offs for the second quarter of 1997 were $797,000, compared with $1.8 million for the second quarter of 1996 and $713,000 for the first quarter of 1997.

        First Western's net charge-offs (recoveries) by loan type are as follows (in thousands):

                                                                                  Six months ended June 30,
                                                                               -------------------------------
                                                                                  1997                 1996
                                                                               ----------           ----------
    Commercial, financial and agricultural loans..........................     $      (37)          $      (35)
    Real estate construction loans........................................              -                    -
    Real estate mortgage loans............................................             30                  107
    Installment loans.....................................................          1,517                2,717
                                                                               ----------           ----------
       Total net charge-offs..............................................     $    1,510           $    2,789
                                                                               ==========           ==========
    Net charge-offs as a percentage of
       average loans......................................................           0.29%                0.54%
                                                                               ==========           ==========

Other Income and Other Expenses:

        Other income increased $4.9 million or 80.7% from $6.2 million for the first six months of 1996 to $11.1 million for the first six months of 1997 primarily due to net gains on sales of loans. Partially offsetting the increase in other income for the first six months of 1997 compared with the prior year was a $1.2 million decrease in gains on sales of securities available for sale. For the second quarter of 1997, other income was $3.6 million, increasing $285,000 or 8.6% from $3.3 million for the second quarter of 1996 with most of this increase due to a $738,000 increase in net gains on loan sales, a $267,000 net gain realized on the sale of First Western's credit card merchant processing business and increased income for loan servicing and service charges on deposit accounts with these increases partially offset by a $787,000 decrease in net securities gains and a $353,000 decrease in credit card program fees.

        Trust fees increased $177,000 or 16.9% from $1.0 million for the first six months of 1996 to $1.2 million for the first six months of 1997 primarily due to increased estate trust fees. Trust fees for the second quarter of 1997 were comparable to the prior year.

        Service charges on deposit accounts increased $311,000 or 18.1% for the first six months of 1997 compared with the same period in the prior year. The increase in service charges on deposit accounts reflects an increase in the returned check along with an increase in fees earned on a consumer interest-bearing demand product. Service charges on deposit accounts were $1,049,000 for the second quarter of 1997, increasing $146,000 or 16.2% from $903,000 for the second quarter of 1996 for the same reasons as the year-to-date increases.

        First Western's credit card program fees decreased $522,000 or 72.4% from $721,000 for the first six months of 1996 to $199,000 for the first six months of 1997 reflecting the sale of approximately two-thirds of First Western's credit card portfolio in late 1996 with the remaining third of the portfolio sold during the first quarter of 1997 along with the sale of the credit card merchant processing business during the second quarter of 1997. Approximately $147,000 of First

Western's credit card program fees earned during the first six months of 1997 were for processing merchant transactions. First Western's credit card program fees decreased $353,000 or 90.3% from $391,000 for the second quarter of 1996 to $38,000 for the second quarter of 1997 as a result of the sale of the credit card portfolio.

        During the first six months of 1996, First Western sold certain securities available for sale realizing gains of $807,000 and $1.2 million for the three and six months ended June 30, 1996, respectively. First Western realized net gains on security sales of $20,000 during the first six months of 1997.

        During the first six months of 1997, First Western realized net gains on loan sales of $5.5 million compared with a gain of $8,000 for the first six months of 1996. Most of the gains during the first six months of 1997 were the result of First Western completing the sale of its credit card portfolio. First Western also completed the sale of approximately $100 million of mortgage loans during the first quarter of 1997 with the loss on the sale of these mortgage loans recorded during the fourth quarter of 1996. First Western realized net gains on loan sales of $697,000 during the second quarter of 1997 with most of these gains resulting from the completion of the sale of the credit card portfolio.

        Other operating income increased $696,000 from $1.5 million for the first six months of 1996 to $2.2 million for the first six months of 1997 due to a $456,000 increase in loan servicing income primarily as a result of the sale of the credit card portfolio along with a $267,000 gain realized on the sale of First Western's credit card merchant transaction processing. The servicing of the credit card portfolio transferred to the purchaser during the second quarter of 1997. Other operating income increased $508,000 from $737,000 for the second quarter of 1996 to $1.2 million for the second quarter of 1997 due to the gain realized on the sale of the merchant transaction processing program along with an increase in loan servicing income.

        Total other expenses increased $2.4 million or 12.4% from $19.0 million for the first six months of 1996 to $21.3 million for the first six months of 1997 primarily due to a $982,000 increase in salaries and employee benefits expense and a $971,000 minority interest expense which represents the debt service cost of the trust preferred capital securities issued by First Western in February 1997. Total other expenses increased $1.0 million or 10.9% from $9.3 million for the second quarter of 1996 to $10.4 million for the second quarter of 1997 due to the same reasons as noted for the year-to-date period.

        First Western's salary and employee benefits expense increased a combined $982,000 or 10.9% for the first six months of 1997 compared with the first six months of 1996. Salaries and employee benefits expense increased due to normal salary and wage increases in addition to First Western increasing its full-time equivalent employees in mid-1996. First Western's salaries and employee benefits expense increased $426,000 or 9.8% from $4.3 million for the second quarter of 1996 to $4.8 million for the second quarter of 1997.

        Federal deposit insurance expense decreased $457,000 or 70.9% from $645,000 for the first six months of 1996 to $188,000 for the first six months of 1997 with this decrease due to a reduction in the insurance rates for thrift deposits as a result of the recapitalization of the Savings

Association Insurance Fund ("SAIF") in September 1996. First Western's federal deposit insurance expense decreased $229,000 or 70.9% for the second quarter of 1997 compared with the prior year due to the reduction in premiums for deposits insured by the SAIF.

        First Western's outside examination, legal and consulting expense increased $298,000 or 46.1% from the first six months of 1996 to the first six months of 1997 due to increased consulting expense as First Western utilized outside consultants during 1997 to evaluate several of First Western's operations. First Western's outside examination, legal and consulting expense increased $78,000 for the second quarter of 1997 compared with the prior year.

        For the three and six month periods ended June 30, 1997, First Western's advertising and promotion expense increased $225,000 and $275,000 respectively, compared with the prior year due to First Western increasing its utilization of an external marketing firm to create advertising campaigns.

        In February 1997, First Western completed the private placement of $25 million of trust preferred capital securities issued by First Western's newly formed Delaware trust subsidiary, First Western Capital Trust I. The distributions payable on the securities, which totaled $630,000 and $971,000 for the three and six months ended June 30, 1997, respectively, have been recorded as minority interest expense.

        Other operating expenses increased $211,000 or 5.4% from $3.9 million for the first six months of 1996 to $4.1 million for the first six months of 1997. Other expenses increased from the first six months of 1996 to the first six months of 1997 primarily due to a $108,000 increase in bad check and fraud losses and a $103,000 increase in the cost of purchasing various deposit account enhancements from a third-party provider. Other expenses also increased due to increased expenses for loan origination and collection and also due to First Western incurring expenses to start an in-house training program. The increase in other expenses for the first six months of 1997 compared with the prior year were offset somewhat by a $262,000 decrease in the costs to process credit card transactions as a result of First Western selling its credit card portfolio. For the second quarter of 1997, other operating expenses decreased $132,000 or 6.7% from the prior year primarily due to a $161,000 decrease in credit card processing expense.



Income Taxes:

        First Western's income tax expense was $5.2 million for the first six months of 1997 compared with $2.7 million for the first six months of 1996. First Western reduced its income tax expense for the three and six month periods ending June 30, 1996 by $500,000 as a result of First Western reaching a settlement with the Internal Revenue Service on various findings of an audit of First Western's tax returns from 1989 through 1992. Excluding the adjustment to income tax expense for the IRS settlement, First Western's effective tax rate for the six months ended June 30, 1997 was 32.7% compared with 29.1% for the first six months of 1996. The increase in First Western's effective tax rate from 1996 to 1997 was due to First Western having an increased level of fully-taxable income as compared with pretax earnings as a result of the gains on loan sales.

Financial Condition as of June 30, 1997 as compared with December 31, 1996 and June 30, 1996.

        As of June 30, 1997, First Western's total assets were $1.703 billion compared with $1.696 billion at December 31, 1996 and $1.701 billion at June 30, 1996. During the first six months of 1997, First Western increased its portfolio of securities available for sale with most of the funds provided by the sale of loans. Total average assets for the first six months of 1997 were $1.703 billion compared with $1.655 billion for the first six months of 1996, an increase of 2.9%.

Loan Portfolio:

        Net loans, including loans held for sale, decreased $80.3 million or 7.2% during the first six months of 1997 with this decrease in loans due primarily to the sale of approximately $100 million of mortgage loans and $17 million of credit card loans. The credit card loans that were sold during the first six months of 1997 represent the remaining portion of First Western's portfolio that was not sold during the fourth quarter of 1996. Most of the mortgage loans sold by First Western during the first six months of 1997 were designated as held for sale during the fourth quarter of 1996 and an estimated loss of approximately $3 million was recorded during the fourth quarter of 1996. The sale of the remaining credit card loans and the mortgage loans designated as held for sale were the primary reasons for the $121.3 million decrease in loans held for sale from $124.5 million at December 31, 1996 to $3.2 million at June 30, 1997. The following table shows the composition of First Western's loan portfolio, including loans held for sale, at June 30, 1997, December 31, 1996 and June 30, 1996:

                                                 June 30, 1997                December 31, 1996              June 30, 1996
                                            ------------------------       ----------------------       ------------------------
                                               Amount        Percent          Amount      Percent           Amount       Percent
                                            ------------    --------       -----------   --------        -----------    --------
                                                                            (Dollars in Thousands)
    Commercial, financial and agricultural:
        Automobile floorplan loans.......   $     25,180         2.4%      $    26,668        2.4%       $    24,263         2.2%
        Loans to municipalities..........          9,571         0.9            11,446        1.0             13,118         1.2
        Other commercial loans...........         98,309         9.5            83,645        7.5             83,832         7.8
                                            ------------    --------       -----------   --------        -----------    --------
          Subtotal.......................        133,060        12.9           121,759       10.9            121,213        11.2
                                            ------------    --------       -----------   --------        -----------    --------
    Real estate-construction.............         12,520         1.2            16,289        1.5             18,325         1.7
                                            ------------    --------       -----------   --------        -----------    --------
    Real estate-mortgage:
      1-4 Family residential.............        356,705        34.5           433,813       38.9            415,503        38.4
      Multi-family residential...........         37,635         3.6            37,173        3.3             32,605         3.0
      Home equity........................         52,268         5.1            49,653        4.5             44,271         4.1
      Commercial and other...............        160,011        15.5           159,470       14.3            144,940        13.4
                                            ------------    --------       -----------   --------        -----------    --------
        Subtotal.........................        606,619        58.7           680,109       61.0            637,319        59.0
                                            ------------    --------       -----------   --------        -----------    --------
    Installment:
      Credit cards.......................              -           -            17,328        1.6             41,049         3.8
      Installment and other..............        281,897        27.3           278,940       25.0            262,962        24.3
                                            ------------    --------       -----------   --------        -----------    --------
        Subtotal.........................        281,897        27.3           296,268       26.6            304,011        28.1
                                            ------------    --------       -----------   --------        -----------    --------
        Total............................   $  1,034,096       100.0%      $ 1,114,425      100.0%       $ 1,080,868       100.0%
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

        First Western's delinquent loans, nonaccrual loans and nonperforming assets consisted of the following at June 30, 1997, December 31, 1996 and June 30, 1996:

                                                                  June 30,      December 31,     June 30,
                                                                    1997            1996           1996
                                                                -------------   ------------   -------------
                                                                      (Dollars in Thousands)
    Loans delinquent and still accruing interest:
      Loans past due 30 to 89 days ...........................  $       6,931   $      8,080   $       8,766
      Loans past due 90 days or more .........................          1,011          1,427           1,721
                                                                -------------   ------------   -------------
        Total loan delinquencies .............................  $       7,942   $      9,507   $      10,487
                                                                =============   ============   =============

    Nonaccrual loans .........................................  $       4,290   $      5,147   $       4,966
    Other real estate owned ..................................            193            471             600
                                                                -------------   ------------   -------------
    Total nonperforming assets ...............................  $       4,483   $      5,618   $       5,566
                                                                =============   ============   =============

    Total nonperforming assets and loans
      past due 90 days or more ...............................  $       5,494   $      7,045   $       7,287
                                                                =============   ============   =============

    Nonaccrual loans to total loans ..........................           0.41 %         0.46 %         0.46 %

    Nonperforming assets to total loans
      and other real estate owned ............................           0.43 %         0.50 %         0.51 %

    Nonperforming assets to total assets .....................           0.26 %         0.33 %         0.33 %

    Nonperforming assets and loans past due
      90 days or more to total assets ........................           0.32 %         0.42 %         0.43 %

    Nonaccrual loans and loans past due
      90 days or more to total loans .........................           0.51 %         0.59 %         0.62 %

    Allowance for possible loan losses
      to nonaccrual loans ....................................         407.27 %       311.91 %       320.92 %

    Allowance for possible loan losses
      to loans past due 90 days or more
      and nonaccrual loans ...................................         329.60 %       244.20 %       238.32 %

    Allowance for possible loan losses to
      total loans ............................................           1.69 %         1.44 %         1.47 %

        First Western's total delinquencies decreased $1.6 million from $9.5 million at December 31, 1996 to $7.9 million at June 30, 1997 with $1.1 million of this decrease occurring in loans past due 30-89 days and $416,000 of this decrease occurring in loans past due 90 days or more. Consumer loan delinquencies decreased $1.8 million for the six months ended June 30, 1997. Most of the decrease in delinquencies from June 30, 1996 to June 30, 1997 has been due to decreased delinquencies of consumer loans. First Western's delinquent loans by type are as follows at June 30, 1997, December 31, 1996 and June 30, 1996:

                                              June 30, 1997         December 31, 1996         June 30, 1996
                                            -----------------       -----------------       -----------------
                                                                     (Dollars in Thousands)
    Commercial, financial and
      agricultural.......................   $             831       $             190       $              37
                                            -----------------       -----------------       -----------------
    Real estate-mortgage:
      1-4 Family residential.............                 717                     721                   1,378
      Home equity........................                 125                     225                      99
      Commercial and other...............                   -                     319                       -
                                            -----------------       -----------------       -----------------
        Subtotal.........................                 842                   1,265                   1,477
                                            -----------------       -----------------       -----------------
    Installment:
      Credit cards.......................                   -                     122                   1,018
      Installment and other..............               6,269                   7,930                   7,955
                                            -----------------       -----------------       -----------------
        Subtotal.........................               6,269                   8,052                   8,973
                                            -----------------       -----------------       -----------------
        Total............................   $           7,942       $           9,507       $          10,487
                                            =================       =================       =================

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

        First Western believes that the allowance for possible loan losses of $17.5 million at June 30, 1997 is adequate to cover losses inherent in the portfolio as of such date. However, there can be no assurance that First Western will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at June
30, 1997.

Investment Securities, Mortgage-Backed Securities, and Securities
Available for Sale:

        Investment securities and mortgage-backed securities decreased a combined $19.0 million for the first six months of 1997 with this decrease due to regular maturities and paydowns. The market value of First Western's investment securities and mortgage-backed securities held to maturity was a combined $255.9 million, $1.6 million or 0.6% below the amortized cost of $257.5 million. First Western's portfolio of investment securities and mortgage-backed securities had a market value below amortized cost of $1.9 million or 0.7% at December 31, 1996.

        Securities available for sale increased $135.0 million during the first six months of 1997 with this increase the result of First Western purchasing securities available for sale with the funds provided by the fourth quarter 1996 and first quarter 1997 loan sales. Securities available for sale increased $76.7 million from $259.5 million at June 30, 1996 to $336.2 million at June 30, 1997 with this increase due to the purchase of securities using the funds provided by the loan sales.
At June 30, 1997, First Western had net unrealized appreciation on securities available for sale of $3.1 million compared with unrealized appreciation of $1.4 million at December 31, 1996 and unrealized depreciation of $1.4 million at June 30, 1996.


Deposits:

        Total deposits increased $35.6 million or 3.1% from $1.149 billion at December 31, 1996 to $1.185 billion at June 30, 1997. Deposits increased during the first six months of 1997 primarily due to a $20.6 million increase in time deposits. First Western's deposits increased $10.6 million from June 30, 1996 to June 30, 1997 with most of this increase attributable to an increase in time deposits. During the fourth quarter of 1996, First Western created a new account combining an interest-bearing demand account and a money market account. This new deposit product resulted in a movement of funds from interest-bearing demand accounts to money market accounts and is the primary reason for the $83.3 million decrease in interest-bearing demand accounts and the $82.3 million increase in money market accounts from June 30, 1996 to June 30, 1997.

Borrowed Funds:

        First Western's borrowed funds decreased $59.4 million during the first six months of 1997 from $389.3 million at December 31, 1996 to $329.9 million at June 30, 1997. First Western decreased its borrowings during the first six months of 1997 as a result of the loan sales and the increase in deposits. Total borrowed funds decreased $51.6 million from June 30, 1996 to June 30, 1997 as these borrowings were decreased primarily as a result of the loan sales.


Trust Preferred Capital Securities:

        On February 11, 1997, First Western completed the private placement of $25 million of 9.875% capital securities due February 1, 2027 issued by First Western's newly formed Delaware trust subsidiary, Capital
Trust. These securities were sold in an offering under Rule 144A of the Securities Act of 1933. Securities of this type received approval in October 1996 from the Federal Reserve Board to qualify as Tier I capital and interest payable thereon is currently considered to be tax-deductible. Proceeds of the issue were invested by Capital Trust in junior subordinated debentures issued by First Western. Net proceeds from the sale of the debentures have been, and will be used for general corporate purposes, including but not limited to, repurchase of shares of First Western's common stock, investments in and advances to First Western's subsidiaries, financing future acquisitions of financial institutions as well as banking and other assets.

Shareholders' Equity:

        Shareholders' equity increased $2.7 million during the first six months of 1997 primarily due to the retention of earnings and a $1.1 million increase in the market value of securities available for sale, net of income tax effects, with these increases in shareholders' equity partially offset by the purchase of treasury stock. During the first six months of 1997, First Western repurchased 199,400 shares of common stock as treasury stock at a cost of $6.4 million in accordance with a common stock repurchase program. First Western's capital ratios improved from December 31, 1996 to June 30, 1997 as a result of the issuance of the trust preferred capital securities in February 1997.
The following table presents First Western's capital ratios at June 30, 1997 and December 31, 1996:

                                                                    June 30,                 December 31,
                                                                      1997                       1996
                                                                  -------------              ------------
                                                                         (Dollars in Thousands)
Tier I:
  Common shareholders' equity ..............................      $     130,417              $    127,721
  Non-exempt intangible assets .............................             (6,292)                   (6,575)
  Trust preferred capital securities........................             23,817                         -
  Unrealized appreciation in securities
    available for sale .....................................             (2,010)                     (884)
                                                                  -------------              ------------
      Total Tier I .........................................            145,932                   120,262
                                                                  -------------              ------------
Tier II:
  Qualifying allowance for possible loan losses ............             12,945                    13,190
                                                                  -------------              ------------
      Total Tier II ........................................             12,945                    13,190
                                                                  -------------              ------------
Total capital ..............................................      $     158,877              $    133,452
                                                                  =============              ============
Risk weighted assets .......................................      $   1,031,039              $  1,052,329
                                                                  =============              ============

Tier I capital ratio .......................................              14.15%                    11.43%
                                                                  =============              ============

Required Tier I capital ratio ..............................               4.00%                     4.00%
                                                                  =============              ============

Total capital ratio ........................................              15.41%                    12.68%
                                                                  =============              ============

Required total capital ratio ...............................               8.00%                     8.00%
                                                                  =============              ============

Tier I leverage ratio ......................................               8.65%                     7.10%
                                                                  =============              ============

Required Tier I leverage ratio * ...........................               3.00%                     3.00%
                                                                  =============              ============

* For all but the most highly rated, low risk profile organizations, the minimum Tier I leverage ratio is to be 3% plus a cushion of 100 to 200 basis points.

Liquidity and Cash Flows:

        Liquidity is the ability to provide the cash necessary to meet customer credit needs, satisfy depositor withdrawal requirements and to pay-off short-term borrowings. One source of liquidity is cash and due from banks and short-term assets such as interest-bearing deposits in other banks and federal funds sold, which totaled $48.1 million at June 30, 1997 as compared with $75.2 million at December 31, 1996 and $41.6 million at June 30, 1996. The decrease in First Western's liquid funds from December 31, 1997 to June 30, 1997 was primarily due to First Western reducing it balance of federal funds sold. Another source of liquidity is borrowing capability. First Western's banking subsidiaries have a variety of sources of short-term liquidity available to them, including federal funds purchased from correspondent banks, sales of securities available for sale, sales of securities under agreements to repurchase, the Federal Reserve discount window, interbank deposits, FHLB advances and loan participations or sales. First Western also generates liquidity from the regular principal payments and prepayments made on its portfolio of loans and mortgage-backed securities. First Western's banking subsidiaries had $48.0 million of unused overnight credit lines available at June 30, 1997.

        First Western's operating activities provided cash flows of $124.5 million during the first six months of 1997 compared with $19.6 million during the first six months of 1996. Loan sales provided $116.1 million and $17.4 million of the cash flows from operating activities for the six months ended June 30, 1997 and 1996, respectively.

        Investing activities used cash flows of $104.5 million during the first six months of 1997 compared with using cash flows of $152.1 million for the first six months of 1996. The growth of the portfolio of securities available for sale during the first six months of 1997 used net cash flows of $129.7 million compared with $54.2 million for the first six months of 1996. The cash flows to fund the increase in securities available for sale during the first six months of 1997 came from the sale of loans. The growth of the portfolio of loans not designated as held for sale used net cash flows of $51.9 million during the first six months of 1997 compared with $67.7 million for the first six months of 1996.

        Financing activities used cash flows of $9.8 million during the first six months of 1997. Increased deposits provided $35.7 million of cash flows and the net proceeds from the issuance of the trust preferred capital securities provided $23.8 million of cash flows with these increases in cash flows offset by the use of $59.3 million of cash flows to reduce First Western's borrowed funds. During the first six months of 1996, financing activities provided cash flows of $133.2 million primarily as a result of an increase in borrowed funds of $144.6 million.

Other:

        Certain of the statements and information in this Form 10-Q may be forward looking statements. For a discussion of the factors that may affect these statements refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations in First Western's Annual Report on Form 10-K for the year ended December 31,
1996.

Part II. Other Information

Item 1-5. Not applicable.

Item 6. Exhibits and Reports on Form 8-K:

     a. Exhibits:

                 15.1 Letter re: Unaudited Interim Financial Information

                 27.1 Financial Data Schedule

     b. Reports on Form 8-K:

                 A report under Item 5 of Form 8-K dated May 30, 1997 was
             filed to report the resignation of John P. O'Leary Jr. from First Western's Board of Directors.

                                  Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               FIRST WESTERN BANCORP, INC.

                                                       (Registrant)


August 5, 1997                                   /s/ Robert H. Young
                                                 -------------------
                                                 Robert H. Young
                                                 Executive Vice President-
                                                 Chief Financial Officer,
                                                 Secretary and Treasurer
                                                 (Principal Financial Officer)

                           FIRST WESTERN BANCORP, INC.

                             EXHIBITS TO FORM 10-Q

                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                EXHIBIT INDEX



Exhibit                                                Method of
Number                   Description                   Filing
-------     --------------------------------------     ---------

15.1        Letter re: Unaudited Interim Financial     Filed
            Information                                herewith

27.1        Financial Data Schedule                    Filed
                                                       herewith