Form 10-Q
period 1997-09-30
FIRST WESTERN BANCORP INC
filed 1997-11-13
CIK 740876

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997

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


The number of shares outstanding of the Registrant's common stock as of November 10, 1997 was:

          Common Stock, $5.00 par value - 11,162,406 shares outstanding

                           FIRST WESTERN BANCORP, INC.

                                   INDEX




                                                                    Page
                                                                   Number
                                                                   ------
Part I.  Financial Information:

     Item 1.  Financial Statements:

             Independent Accountants' Report...........................3

             Consolidated Balance Sheets:
              September 30, 1997, December 31, 1996 and
              September 30, 1996.......................................4

             Consolidated Statements of Income:
              Three months ended September 30, 1997
              and three months ended September 30, 1996................5

             Consolidated Statements of Income:
              Nine months ended September 30, 1997
              and nine months ended September 30, 1996.................6

             Consolidated Statements of Changes
              in Shareholders' Equity:
              Nine months ended September 30, 1997
              and nine months ended September 30, 1996.................7

             Consolidated Statements of Cash Flows:
              Nine months ended September 30, 1997
              and nine months ended September 30, 1996.................8

             Notes to Consolidated Financial Statements...............10

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations...........12


Part II.  Other Information:

     Item 1. - Item 6.................................................26

     Signature........................................................27

/TABLE

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of First Western Bancorp, Inc.

We have reviewed the accompanying consolidated balance sheets of First Western Bancorp, Inc. and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Corporation's management.

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

Pittsburgh, Pennsylvania
October 21, 1997

Part I. Item 1. Financial Information

                                    FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                                (Dollars in thousands)
                                                      (Unaudited)

                                                                              September 30,   December 31,   September 30,
                                                                                  1997            1996           1996
                                                                              -------------   ------------   -------------
ASSETS:
-------
Cash and due from banks                                                       $      35,365   $     36,021   $      46,944
                                                                              -------------   ------------   -------------
Interest-bearing deposits with other banks                                            1,489          1,770           1,287
                                                                              -------------   ------------   -------------
Federal funds sold                                                                        -         37,400               -
                                                                              -------------   ------------   -------------
Securities available for sale
    (amortized cost of $336,248, $199,922 and $240,109)                             343,007        201,282         238,922
                                                                              -------------   ------------   -------------
Investment securities, held to maturity
    (market value of $108,336, $107,455 and $105,434)                               107,488        107,092         105,638
                                                                              -------------   ------------   -------------
Mortgage-backed securities, held to maturity
    (market value of $143,856, $167,185 and $170,979)                               144,837        169,467         174,583
                                                                              -------------   ------------   -------------
Loans held for sale (market value of $3,647, $129,713 and $3,209)                     3,622        124,515           3,209
                                                                              -------------   ------------   -------------
Loans (net of unearned income of $37,616, $34,864 and $33,946)                    1,031,268        989,910       1,113,264
Less: Allowance for possible loan losses                                             17,672         16,054          16,073
                                                                              -------------   ------------   -------------
    Net loans                                                                     1,013,596        973,856       1,097,191
                                                                              -------------   ------------   -------------
Premises and equipment                                                               20,668         19,499          19,147
                                                                              -------------   ------------   -------------
Other assets                                                                         25,724         24,876          25,845
                                                                              -------------   ------------   -------------
            Total Assets                                                      $   1,695,796   $  1,695,778   $   1,712,766
                                                                              =============   ============   =============
LIABILITIES:
------------
Deposits:
    Noninterest-bearing demand                                                $      99,458    $    93,163   $     101,075
    Interest-bearing demand                                                          40,922         53,946         127,501
    Savings                                                                         349,952        329,532         256,859
    Time                                                                            690,332        672,262         665,874
                                                                              -------------   ------------   -------------
        Total deposits                                                            1,180,664      1,148,903       1,151,309
                                                                              -------------   ------------   -------------

Borrowed funds:
    Federal funds purchased and other short-term borrowings                          58,071         33,202          92,821
    Repurchase agreements and secured lines of credit                               113,215        212,070         199,615
    Advances from the Federal Home Loan Bank                                        144,000        144,000         119,000
                                                                              -------------   ------------   -------------
        Total borrowed funds                                                        315,286        389,272         411,436
                                                                              -------------   ------------   -------------

Long-term debt                                                                        4,798          5,967           6,507
                                                                              -------------   ------------   -------------
Other liabilities                                                                    35,658         23,915          21,715
                                                                              -------------   ------------   -------------
            Total Liabilities                                                     1,536,406      1,568,057       1,590,967
                                                                              -------------   ------------   -------------

Corporation-obligated mandatorily redeemable capital securities of subsidiary
    trust holding solely junior subordinated debentures of the Corporation           23,827              -               -
                                                                              -------------   ------------   -------------
SHAREHOLDERS' EQUITY:
---------------------
Preferred stock, no stated value, 4,000,000
    shares authorized, none issued                                                        -              -               -
Common stock, $5.00 par value, 20,000,000 shares authorized,
    11,781,535, 7,835,706 and 7,823,088 shares issued and
    11,158,406, 7,628,020 and 7,628,688 shares outstanding                           58,908         39,179          39,115
Additional paid-in capital                                                            2,613         22,064          21,873
Retained earnings                                                                    81,469         70,736          66,334
Unrealized appreciation (depreciation) in securities available for sale, net
    of tax                                                                            4,393            884            (771)
Treasury stock, 571,700, 173,400 and 154,400 shares at cost                         (10,920)        (4,242)         (3,702)
Unallocated common stock held by ESOP (at cost)                                        (900)          (900)         (1,050)
                                                                              -------------   ------------   -------------
            Total Shareholders' Equity                                              135,563        127,721         121,799
                                                                              -------------   ------------   -------------
            Total Liabilities and Shareholders' Equity                        $   1,695,796   $  1,695,778   $   1,712,766
                                                                              =============   ============   =============

                                 See Notes to Consolidated Financial Statements.

Part I. Item 1. Financial Information

                                    FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF INCOME
                                         (In thousands, except per share data)
                                                      (Unaudited)

                                                                       For the Three Months Ended
                                                                      -----------------------------
                                                                      September 30,   September 30,
                                                                          1997            1996
                                                                      -------------   -------------
INTEREST INCOME:
----------------
Interest and fees on loans                                            $      22,515   $      23,348
Interest on deposits with other banks                                            29              15
Interest on securities available for sale                                     5,863           4,280
Interest and dividends on investment securities:
     Taxable interest                                                           333             368
     Tax-exempt interest                                                      1,035           1,041
Interest on mortgage-backed securities                                        2,310           2,719
Interest on federal funds sold                                                    6               -
                                                                      -------------   -------------
         Total Interest Income                                               32,091          31,771
                                                                      -------------   -------------
INTEREST EXPENSE:
-----------------
Interest on deposits:
     Demand                                                                     227             404
     Savings                                                                  1,995           1,702
     Time                                                                     9,759           9,255
Interest on borrowed funds:
     Federal funds purchased and other short-term borrowings                    875             940
     Repurchase agreements and secured lines of credit                        1,740           2,943
     Advances from the Federal Home Loan Bank                                 2,146           1,610
Interest on long-term debt                                                       94             123
                                                                      -------------   -------------
         Total Interest Expense                                              16,836          16,977
                                                                      -------------   -------------

NET INTEREST INCOME                                                          15,255          14,794
     Provision for possible loan losses                                         954           1,190
                                                                      -------------   -------------

NET INTEREST INCOME AFTER PROVISION FOR
     POSSIBLE LOAN LOSSES                                                    14,301          13,604
                                                                      -------------   -------------
OTHER INCOME:
-------------
Trust fees                                                                      486             448
Service charges on deposit accounts                                           1,055             972
Credit card program fees                                                          -             459
Net securities gains                                                             17             541
Net gains on loan sales                                                         169              46
Other operating income                                                        1,039             633
                                                                      -------------   -------------
         Total Other Income                                                   2,766           3,099
                                                                      -------------   -------------
OTHER EXPENSES:
---------------
Salaries and wages                                                            3,953           3,579
Employee benefits                                                             1,019             957
Net occupancy expense                                                           800             685
Equipment rentals, depreciation and maintenance                                 568             519
Federal deposit insurance                                                        95           3,581
Outside examination, legal fees and consulting                                  405             325
Advertising and promotion                                                       444             366
Supplies                                                                        413             396
Outside data processing services                                                352             443
Minority interest expense                                                       640               -
Other operating expense                                                       1,861           2,097
                                                                      -------------   -------------
        Total Other Expenses                                                 10,550          12,948
                                                                      -------------   -------------

INCOME BEFORE INCOME TAXES                                                    6,517           3,755
        Income Taxes                                                          1,846             921
                                                                      -------------   -------------
NET INCOME                                                            $       4,671   $       2,834
                                                                      =============   =============

EARNINGS PER SHARE                                                    $        0.41   $        0.24
                                                                      =============   =============

DIVIDENDS PER SHARE                                                   $        0.15   $        0.12
                                                                      =============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING AND COMMON SHARE EQUIVALENTS             11,383          11,583
                                                                      =============   =============

                                 See Notes To Consolidated Financial Statements.

Part I. Item 1. Financial Information

                                    FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME
                                        (In thousands, except per share data)
                                                     (Unaudited)

                                                                        For the Nine Months Ended
                                                                      -----------------------------
                                                                      September 30,   September 30,
                                                                          1997            1996
                                                                      -------------   -------------
INTEREST INCOME:
----------------
Interest and fees on loans                                            $      66,762   $      68,012
Interest on deposits with other banks                                           215              45
Interest on securities available for sale                                    16,242          12,985
Interest and dividends on investment securities:
     Taxable interest                                                           880           1,167
     Tax-exempt interest                                                      3,110           3,107
Interest on mortgage-backed securities                                        7,313           7,877
Interest on federal funds sold                                                  554              11
                                                                      -------------   -------------
         Total Interest Income                                               95,076          93,204
                                                                      -------------   -------------
INTEREST EXPENSE:
-----------------
Interest on deposits:
     Demand                                                                     642           1,145
     Savings                                                                  5,727           5,173
     Time                                                                    29,266          28,338
Interest on borrowed funds:
     Federal funds purchased and other short-term borrowings                  2,023           2,165
     Repurchase agreements and secured lines of credit                        6,462           7,972
     Advances from the Federal Home Loan Bank                                 6,321           4,776
Interest on long-term debt                                                      295             375
                                                                      -------------   -------------
         Total Interest Expense                                              50,736          49,944
                                                                      -------------   -------------

NET INTEREST INCOME                                                          44,340          43,260
     Provision for possible loan losses                                       3,882           5,770
                                                                      -------------   -------------

NET INTEREST INCOME AFTER PROVISION FOR
     POSSIBLE LOAN LOSSES                                                    40,458          37,490
                                                                      -------------   -------------
OTHER INCOME:
-------------
Trust fees                                                                    1,709           1,494
Service charges on deposit accounts                                           3,084           2,690
Credit card program fees                                                        199           1,180
Net securities gains                                                             37           1,731
Net gains on loan sales                                                       5,659              54
Other operating income                                                        3,215           2,113
                                                                      -------------   -------------
         Total Other Income                                                  13,903           9,262
                                                                      -------------   -------------
OTHER EXPENSES:
---------------
Salaries and wages                                                           11,578          10,471
Employee benefits                                                             3,355           3,044
Net occupancy expense                                                         2,327           2,167
Equipment rentals, depreciation and maintenance                               1,731           1,679
Federal deposit insurance                                                       283           4,226
Outside examination, legal fees and consulting                                1,350             972
Advertising and promotion                                                     1,295             942
Supplies                                                                      1,209           1,132
Outside data processing services                                              1,179           1,301
Minority interest expense                                                     1,611               -
Other operating expense                                                       5,961           5,986
                                                                      -------------   -------------
        Total Other Expenses                                                 31,879          31,920
                                                                      -------------   -------------

INCOME BEFORE INCOME TAXES                                                   22,482          14,832
        Income Taxes                                                          7,059           3,643
                                                                      -------------   -------------
NET INCOME                                                            $      15,423   $      11,189
                                                                      =============   =============

EARNINGS PER SHARE                                                    $        1.34   $        0.96
                                                                      =============   =============

DIVIDENDS PER SHARE                                                   $        0.41   $        0.36
                                                                      =============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING AND COMMON SHARE EQUIVALENTS             11,468          11,687
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

                                                                For the Nine Months Ended September 30, 1997
                                              ------------------------------------------------------------------------------

                                                                                      Unrealized              Common Stock
                                                                                     Appreciation             Held by ESOP
                                               Common Stock                         in Securities              (at cost)
                                              ---------------              Retained    Available   Treasury  ---------------
                                              Shares   Amount    Surplus   Earnings     for Sale     Stock   Shares   Amount
                                              ------------------------------------------------------------------------------
Balance - January 1, 1997                      7,836   $39,179   $22,064   $70,736     $   884     ($4,242)   (34)    ($900)

Net income                                         -         -         -    15,423           -           -      -         -

Cash dividends paid ($0.41 per share)              -         -         -    (4,690)          -           -      -         -

Exercise of options, net of shares redeemed       14        71        53         -           -           -      -         -

Common stock issued for dividend reinvestment      5        23       131         -           -           -      -         -

Treasury stock purchased                           -         -         -         -           -      (6,678)     -         -

Fifty percent stock dividend declared
    on July 15, 1997                           3,927    19,635   (19,635)        -           -           -    (17)        -

Net change in unrealized appreciation
    in securities available
    for sale                                       -         -         -         -       3,509           -      -         -
                                              ------------------------------------------------------------------------------
Balance - September 30, 1997                  11,782   $58,908    $2,613   $81,469      $4,393    ($10,920)   (51)    ($900)
                                              ==============================================================================




                                                              For the Nine Months Ended September 30, 1996
                                             ------------------------------------------------------------------------------
                                                                                      Unrealized
                                                                                     Appreciation             Common Stock
                                                                                    (Depreciation)            Held by ESOP
                                              Common Stock                         in Securities              (at cost)
                                             ---------------              Retained    Available   Treasury  ---------------
                                             Shares   Amount    Surplus   Earnings     for Sale    Stock    Shares   Amount
                                             ------------------------------------------------------------------------------
Balance - January 1, 1996                      7,817   $39,083   $21,811   $59,313      $2,492     ($1,011)     -        $-

Net income                                         -         -         -    11,189           -           -      -         -

Cash dividends paid ($0.36 per share)              -         -         -    (4,168)          -           -      -         -

Exercise of options, net of shares redeemed        5        27        43         -           -           -      -         -

Common stock issued for dividend reinvestment      1         5        19         -           -           -      -         -

Common stock purchased for ESOP                    -         -         -         -           -           -    (40)   (1,050)

Treasury stock purchased                           -         -         -         -           -      (2,691)     -         -

Net change in unrealized appreciation
   (depreciation) in securities available
    for sale                                       -         -         -         -      (3,263)          -      -         -
                                              ------------------------------------------------------------------------------
Balance - September 30, 1996                   7,823   $39,115   $21,873   $66,334       ($771)    ($3,702)   (40)  ($1,050)
                                              ==============================================================================



                                 See Notes To Consolidated Financial Statements.

Part I. Item 1. Financial Information

                                    FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (In thousands)
                                                        (Unaudited)
                                                                                  For the Nine Months Ended
                                                                                -----------------------------
                                                                                September 30,   September 30,
                                                                                    1997            1996
                                                                                -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net income                                                                       $     15,423    $     11,189
                                                                                -------------   -------------
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                                      1,728           1,688
      Amortization and accretion                                                        1,512           1,528
      Provision for possible loan losses                                                3,882           5,770
      Gain on sale of securities                                                          (37)         (1,731)
      Gain on sale of loans                                                            (5,659)            (54)
      Gain on sale of branch office                                                      (325)              -
      Proceeds from loan sales                                                        124,564          29,130
      Purchase of loans                                                                (2,869)         (6,155)
      Provision for deferred taxes (benefit)                                             (378)            (23)
      Increase in interest receivable                                                  (1,045)         (1,566)
      Increase (decrease) in interest payable                                             451             (38)
      Federal deposit insurance special assessment                                          -           3,291
      Other - net                                                                       1,470          (3,168)
                                                                                -------------   -------------
   Total adjustments                                                                  123,294          28,672
                                                                                -------------   -------------
Net cash provided by operating activities                                             138,717          39,861
                                                                                -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Proceeds from sales of securities available for sale                                    5,344          84,083
Proceeds from maturity or paydown of securities available for sale                     96,500          46,052
Purchase of securities available for sale                                            (227,596)       (162,967)
Proceeds from maturity or paydown of investment securities                             35,768          40,534
Purchase of investment securities                                                     (12,014)        (61,796)
Proceeds from sale of credit card loan portfolio                                       21,801               -
Net increase in loans                                                                 (61,408)       (116,279)
Decrease in deposits with other banks                                                     281             838
Decrease in federal funds sold                                                         37,400               -
Purchase of premises and equipment                                                     (3,191)         (2,488)
Proceeds from sale of premises and equipment                                              298              35
Proceeds from sale of other real estate owned                                           1,182             852
Cash paid for branch office sale                                                       (3,302)              -
Cash received for branch office purchase                                               33,760               -
                                                                                -------------   -------------
Net cash used in investing activities                                                 (75,177)       (171,136)
                                                                                -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
Net decrease in deposits                                                               (1,751)        (26,314)
Net increase in federal funds purchased and other short-term borrowings                24,869          89,223
Net (decrease) increase in repurchase agreements and secured lines of credit          (98,855)         77,957
Net increase in advances from the Federal Home Loan Bank                                    -           7,330
Proceeds from issuance of capital securities, net of issuance costs                    23,800               -
Proceeds from issuance of long-term debt                                                    -           1,050
Payments on long-term debt                                                             (1,169)         (2,676)
Proceeds from exercise of stock options                                                   124              70
Proceeds from common stock issued for dividend reinvestment plan                          154              24
Treasury stock purchased                                                               (6,678)         (2,691)
Common stock purchased for ESOP                                                             -          (1,050)
Dividends paid on common stock                                                         (4,690)         (4,168)
                                                                                -------------   -------------
Net cash (used in) provided by financing activities                                   (64,196)        138,755
                                                                                -------------   -------------
NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS                                       (656)          7,480

CASH AND DUE FROM BANKS - Beginning of year                                            36,021          39,464
                                                                                -------------   -------------
CASH AND DUE FROM BANKS - End of period                                          $     35,365    $     46,944
                                                                                =============   =============

                     See Notes To Consolidated Financial Statements.

Part I. Item 1. Financial Information

                                 FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                                (In thousands)
                                                  (Unaudited)

                                                                                  For the Nine Months Ended
                                                                                -----------------------------
                                                                                September 30,   September 30,
                                                                                    1997            1996
                                                                                -------------   -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for:

      Interest                                                                  $      50,285   $      49,982
                                                                                =============   =============
      Income taxes                                                              $       6,367   $       5,562
                                                                                =============   =============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:

   Deposits assumed in branch acquisition                                       $      37,296   $           -
                                                                                =============   =============
   Deposits sold in branch disposition                                          $       3,731   $           -
                                                                                =============   =============
   Securities purchased settling after September 30                             $      11,017   $           -
                                                                                =============   =============
   Transfers to other real estate owned                                         $         878   $         983
                                                                                =============   =============
   Net change in unrealized appreciation (depreciation) in securities
      available for sale, net of income tax effects                             $       3,509   $      (3,263)
                                                                                =============   =============



                                  See Notes To Consolidated Financial Statements.




                  FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 (Unaudited)

1.  Principles of Consolidation:

        The consolidated financial statements include the accounts of First Western Bancorp, Inc. ("First Western") and its wholly-owned subsidiaries:
First Western Bank, National Association ("First Western Bank, N.A."); First Western Trust Services Company ("Trust Services"); First Western Investment Services Company ("Investment Services") and effective February 11, 1997, First Western Capital Trust I ("Capital Trust"). Capital Trust exists for the sole purpose of issuing capital securities and investing the proceeds thereof in junior subordinated debentures issued by First Western. Effective September 5, 1997, First Western Bank, Federal Savings Bank ("First Western Bank, F.S.B.") was merged into First Western Bank, N.A.
All significant intercompany transactions have been eliminated in consolidation.

        The consolidated balance sheets as of September 30, 1997 and September 30, 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the nine month periods ended September 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

        The financial statements and notes are presented as permitted by Form 10-Q. The interim statements are unaudited and should be read in conjunction with the financial statements and notes thereto contained in First Western's 1996 Annual Report on Form 10-K.


2.  Earnings Per Share:

        Earnings per common share are based on the weighted average number of common shares outstanding and common share equivalents in each period. Weighted average shares outstanding include common share equivalents under
First Western's Incentive Stock Option Plan for Key Officers.   All share
information and per share amounts have been restated for the effect of a three-for-two stock split effected in the form of a 50% stock dividend declared on July 15, 1997 and distributed on August 15, 1997.


3. Recent Accounting Pronouncements:

        In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The impact of this statement on First Western's financial statements is not expected to be material.

        In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income", which requires businesses to disclose comprehensive income and its component in their general-purpose financial statements. This statement requires the reporting of all items of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997, with reclassification of comparative financial statements and is applicable to interim periods. Management is in the process of evaluating the impact of this statement on First Western's financial statements.

        In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for financial statements for periods beginning after December 15, 1997. Statement No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. First Western has not completed its analysis of which operating segments it will report on.


4. Trust Preferred Capital Securities:

        On February 11, 1997, First Western completed the private placement of $25 million of 9.875% capital securities due February 1, 2027 issued by Capital Trust. These securities were sold in an offering under Rule 144A of the Securities Act of 1933. Securities of this type received approval in October 1996 from the Federal Reserve Board to qualify as Tier I capital and interest payable thereon is currently considered to be tax-deductible. Proceeds of the issue were invested by Capital Trust in junior subordinated debentures issued by First Western. Net proceeds from the sale of the debentures have been used for general corporate purposes, including but not limited to, repurchase of shares of First Western's common stock and investments in and advances to First Western's subsidiaries.


5. Branch Office Purchases and Sales:

        On September 19, 1997, First Western completed its purchase of the Chicora, Pennsylvania branch office of Mellon Bank. This branch had approximately $37 million of deposits as of the date of acquisition and First Western paid a premium of approximately $3.5 million to acquire this branch. The premium paid increased First Western's intangible assets during 1997. During the third quarter of 1997, First Western completed the sale of its Slippery Rock, Pennsylvania branch office. This branch had approximately $4 million of deposits and First Western realized a gain of $325,000 from this sale. During October 1997, First Western completed the sale of its Oil City branch office. This branch has approximately $12 million of deposits and First Western will realize a gain of $283,000 during the fourth quarter of 1997 from this sale. On October 9, 1997, First Western agreed to sell its three Lake County, Ohio offices to FirstMerit Bank. These offices have approximately $49 million in deposits. The sale is expected to be completed in January 1998 and is subject to regulatory approval.

Part 1. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of operations for the three and nine months ended September 30, 1997 compared with the three and nine months ended September 30, 1996:

        All of the following per share amounts and outstanding share amounts have been restated to reflect the effect of a three-for-two stock split, effected in the form of a 50% stock dividend, declared on July 15, 1997 and distributed on August 15, 1997.

        For the nine months ended September 30, 1997, First Western's net income was $15.4 million or $1.34 per share compared with $11.2 million or $0.96 per share for the nine months ended September 30, 1996. First Western's net income increased $4.2 million or 37.8% from the first nine months of 1996 to the first nine months of 1997 primarily due to a $5.6 million increase in net gains realized on loan sales and a $3.9 million decrease in FDIC insurance expense with these increases in income partially offset by an increase in other expenses and lower gains realized on sales of securities available for sale. First Western's return on average assets and return on average equity for the first nine months of 1997 were 1.21% and 15.86%, respectively, compared with 0.90% and 12.36% for the first nine months of 1996, with the increase in these ratios primarily attributable to the net gains on loan sales and the reduction in FDIC insurance expense.

        For the three months ended September 30, 1997, First Western's net income was $4.7 million or $0.41 per share compared with $2.8 million or $0.24 per share for the three months ended September 30, 1996. First Western's net income increased $1.8 million or 64.8% from the third quarter of 1996 to the third quarter of 1997 primarily due to a $3.5 million decrease in FDIC insurance expense. First Western's return on average assets and return on average equity for the third quarter of 1997 were 1.10% and 13.95%, respectively, compared with 0.67% and 9.23% for the third quarter of 1996, with the increases in these ratios primarily attributable to the decrease in FDIC insurance expense.



Net Interest Income:

        First Western's net interest income was $44.3 million for the nine months ended September 30, 1997, increasing $1.0 million or 2.5% from $43.3 million for the first nine months of 1996. The increase in net interest income was generated by a $36.9 million or 2.3% increase in average earning assets along with a $460,000 recovery of interest on a loan that paid-off that had been classified as nonaccrual. The increase in average earning assets was primarily due to a $59.1 million or 23.2% increase in average securities available for sale. The growth in average earning assets was primarily funded by a $20.3 million increase in average funds provided by the trust preferred capital securities offering that was completed during the first quarter of 1997 and a $9.1 million increase in average shareholders' equity.

        First Western's net interest income was $15.3 million for the third quarter of 1997, increasing $461,000 or 3.1% from $14.8 million for the third quarter of 1996. The increase in net interest income was primarily due to the interest recovery on a nonaccrual loan. Due to the loan sales during the fourth quarter of 1996 and the first quarter of 1997, the composition of First Western's average earning assets changed for the third quarter of 1997 compared with the prior year as average loans decreased $55.7 million or 5.1% and the average balance of securities available for sale increased $87.1 million or 35.2%.

        First Western's net interest margin or net interest income expressed as a percentage of average earning assets was 3.77% for both the first nine months of 1997 and the first nine months of 1996. First Western's yield on earning assets declined from the first nine months of 1996 to the first nine months of 1997 due primarily to a decline in loan yields. Loan yields declined in part due to the sale of the credit card portfolio which was completed during the first quarter of 1997. First Western's cost of funds increased for the first nine months of 1997 compared with the prior year due to increases in the rates paid for deposits and borrowed funds as a result of increased short-term interest rates during the first quarter of 1997. Partially offsetting the compression of First Western's net interest margin was an increase in First Western's noninterest-bearing funds such as the trust preferred capital securities and shareholders' equity. First Western accounts for the payments made to the holders of the trust preferred capital securities as minority interest expense which is included in other expenses. First Western's net interest margin for the third quarter of 1997 was 3.88% compared with 3.79% for the third quarter of 1996 with this increase due to the interest recovery on the nonaccrual loan pay-off.

Provision for Possible Loan Losses:

        First Western's provision for possible loan losses was $3.9 million for the first nine months of 1997, decreasing $1.9 million from $5.8 million for the first nine months of 1996. This decrease in First Western's provision for possible loan losses was the result of First Western having lower charge-off and delinquency levels for the first nine months of 1997 compared with the prior year. For the third quarter of 1997, First Western's provision for possible loan losses was $1.0 million, decreasing $236,000 from $1.2 million for the third quarter of 1996. First Western increased its provision for possible loan losses substantially during the second quarter of 1996 in response to increased consumer loan
charge-offs and delinquencies.   First Western's net charge-offs for the
first nine months of 1997 were $2.3 million or 0.29% of average loans, compared with $3.8 million or 0.48% of average loans for the first nine months of 1996. Substantially all of First Western's charge-offs for the first nine months of 1996 and 1997 were consumer loans, primarily indirect automobile loans and credit card loans. First Western's net charge-offs for the third quarter of 1997 were $754,000, compared with $1.1 million for the third quarter of 1996.

        First Western's net charge-offs (recoveries) by loan type are as follows (in thousands):

                                                                               Nine months ended September 30,
                                                                               -------------------------------
                                                                                  1997                 1996
                                                                               ----------           ----------
    Commercial, financial and agricultural loans..........................     $      (40)          $      (87)
    Real estate construction loans........................................              -                    -
    Real estate mortgage loans............................................             84                  130
    Installment loans.....................................................          2,220                3,801
                                                                               ----------           ----------
       Total net charge-offs..............................................     $    2,264           $    3,844
                                                                               ==========           ==========
    Net charge-offs as a percentage of
       average loans......................................................           0.29%                0.48%
                                                                               ==========           ==========

Other Income and Other Expenses:

        Other income increased $4.6 million or 50.1% from $9.3 million for the first nine months of 1996 to $13.9 million for the first nine months of 1997 primarily due to net gains on sales of loans. Partially offsetting the increase in other income for the first nine months of 1997 compared with the prior year was a $1.7 million decrease in gains on sales of securities available for sale and a $1.0 million decrease in credit card program fees. For the third quarter of 1997, other income was $2.8 million, decreasing $333,000 or 10.7% from $3.1 million for the third quarter of 1996 with most of this decrease due to a $524,000 decrease in net securities gains and a $459,000 decrease in credit card program fees with these decreases partially offset by a $325,000 gain on the sale of First Western's branch office located in Slippery Rock, Pennsylvania.

        Trust fees increased $215,000 or 14.4% from $1.5 million for the first nine months of 1996 to $1.7 million for the first nine months of 1997 primarily due to increased estate trust fees. Trust fees for the third quarter of 1997 were comparable to the prior year.

        Service charges on deposit accounts increased $394,000 or 14.6% for the first nine months of 1997 compared with the same period in the prior year. The increase in service charges on deposit accounts reflects an increase in the returned check charge along with an increase in fees earned on a consumer interest-bearing demand product. Service charges on deposit accounts were $1,055,000 for the third quarter of 1997, increasing $83,000 or 8.5% from $972,000 for the third quarter of 1996 for the same reasons as the year-to-date increases.

        First Western's credit card program fees decreased $981,000 or 83.1% from $1.2 million for the first nine months of 1996 to $199,000 for the first nine months of 1997 reflecting the sale of approximately two-thirds of First Western's credit card portfolio in late 1996 with the remaining third of the portfolio sold during the first quarter of 1997 along with the sale of the credit card merchant processing business during the second quarter of 1997. Approximately $147,000 of First Western's credit card program fees earned during the first nine months of 1997 were for processing merchant transactions.

        During the first nine months of 1996, First Western sold certain securities available for sale realizing gains of $541,000 and $1.7 million for the three and nine months ended September 30, 1996, respectively.
First Western realized net gains on security sales of $17,000 and $37,000 during the three and nine month periods ended September 30, 1997, respectively.

        During the first nine months of 1997, First Western realized net gains on loan sales of $5.7 million compared with a gain of $54,000 for the first nine months of 1996. Most of the gains during the first nine months of 1997 were the result of First Western completing the sale of its credit card portfolio. First Western also completed the sale of approximately
$100 million of mortgage loans during the first quarter of 1997 with the loss on the sale of these mortgage loans recorded during the fourth quarter of 1996.

        Other operating income increased $1.1 million from $2.1 million for the first nine months of 1996 to $3.2 million for the first nine months of 1997 due to a $398,000 increase in loan servicing income primarily as a result of the sale of the credit card portfolio, until servicing was transferred in May 1997, along with a $325,000 gain on the sale of the branch office located in Slippery Rock, Pennsylvania and a $267,000 gain realized on the sale of First Western's credit card merchant transaction processing business. The servicing of the credit card portfolio transferred to the purchaser during the second quarter of 1997. Other operating income increased $406,000 from $633,000 for the third quarter of 1996 to $1.0 million for the third quarter of 1997 primarily due to the gain realized on the sale of the branch office located in Slippery Rock, Pennsylvania.

        Total other expenses for the first nine months of 1997 of $31.9 million were approximately even with the prior year as increases in salaries and employee benefits expense and minority interest expense offset the decrease in FDIC insurance expense. Total other expenses decreased $2.4 million or 18.5% from $12.9 million for the third quarter of 1996 to $10.6 million for the third quarter of 1997 primarily due to a $3.3 million special assessment for FDIC insurance that was incurred during the third quarter of 1996.

        First Western's salary and employee benefits expense increased a combined $1.4 million or 10.5% for the first nine months of 1997 compared with the first nine months of 1996. Salaries and employee benefits expense increased due to normal salary and wage increases in addition to First Western increasing its full-time equivalent employees in mid-1996. First Western's salaries and employee benefits expense increased $436,000 or 9.6% from $4.5 million for the third quarter of 1996 to $5.0 million for the third quarter of 1997 for the same reasons as the year-to-date increases.

        Federal deposit insurance expense decreased $3.9 million or 93.3% from $4.2 million for the first nine months of 1996 to $283,000 for the first nine months of 1997 with this decrease due to a $3.3 million special assessment on thrift deposits that was incurred during the third quarter of 1996 along with a reduction in the insurance rates for thrift deposits as a result of the recapitalization of the Savings Association Insurance Fund ("SAIF") during the fourth quarter of 1996. First Western's federal deposit insurance expense decreased $3.5 million or 97.3% for the third quarter of 1997 compared with the prior year due to the special assessment paid in

September 1996.

        First Western's outside examination, legal and consulting expense increased $378,000 or 38.9% from the first nine months of 1996 to the first nine months of 1997 due to increased consulting expense as First Western utilized outside consultants during 1997 to evaluate several of First Western's operations and as a result of merger of First Western Bank F.S.B. into First Western Bank, N.A.

        For the three and nine month periods ended September 30, 1997, First Western's advertising and promotion expense increased $78,000 and $353,000 respectively, compared with the prior year due to First Western increasing its utilization of an external marketing firm to create advertising campaigns.

        In February 1997, First Western completed the private placement of $25 million of trust preferred capital securities issued by First Western's newly formed Delaware trust subsidiary, First Western Capital Trust I. The distributions payable on the securities, which totaled $640,000 and $1.6 million for the three and nine months ended September 30, 1997, respectively, have been recorded as minority interest expense.

        Other operating expenses were approximately $6.0 million for the first nine months of 1996 and 1997. During the first nine months of 1997, First Western experienced increases in other expenses primarily due to the cost of purchasing various deposit account enhancements from a third-party provider along with increased loan collection expense and also due to First Western incurring expenses to start an in-house training program. These increases in other expenses were offset by a $425,000 decrease in credit card program expenses. For the third quarter of 1997, other operating expenses decreased $236,000 or 11.3% from the prior year primarily due to a $162,000 decrease in credit card processing expense.


Income Taxes:

        First Western's income tax expense was $7.1 million for the first nine months of 1997 compared with $3.6 million for the first nine months of 1996. First Western reduced its income tax expense for the three and nine month periods ending September 30, 1996 by $500,000 as a result of First Western reaching a settlement with the Internal Revenue Service on various findings of an audit of First Western's tax returns from 1989 through 1992. Excluding the adjustment to income tax expense for the IRS settlement, First Western's effective tax rate for the nine months ended September 30, 1997 was 31.4% compared with 27.9% for the first nine months of 1996. The increase in First Western's effective tax rate from 1996 to 1997 was due to First Western having an increased level of fully-taxable income as compared with pretax earnings as a result of the gains on loan sales during the first quarter of 1997 and the SAIF special assessment during the third quarter of 1996.

Financial Condition as of September 30, 1997 as compared with December 31, 1996 and September 30, 1996.

        As of September 30, 1997, First Western's total assets were $1.696 billion compared with $1.696 billion at December 31, 1996 and $1.713 billion at September 30, 1996. During the first nine months of 1997, First Western increased its portfolio of securities available for sale with most of the funds provided by the sale of loans. Total average assets for the first nine months of 1997 were $1.699 billion compared with $1.666 billion for the first nine months of 1996, an increase of 1.9%.

Loan Portfolio:

        Net loans, including loans held for sale, decreased $79.5 million or 7.1% during the first nine months of 1997 with this decrease in loans primarily due to the sale of approximately $100 million of mortgage loans and $17 million of credit card loans. The credit card loans that were sold during the first nine months of 1997 represent the remaining portion of First Western's portfolio that was not sold during the fourth quarter of 1996. Most of the mortgage loans sold by First Western during the first nine months of 1997 were designated as held for sale during the fourth quarter of 1996 and an estimated loss of approximately $3 million was recorded during the fourth quarter of 1996. The sale of the remaining credit card loans and the mortgage loans designated as held for sale were the primary reasons for the $120.9 million decrease in loans held for sale from $124.5 million at December 31, 1996 to $3.6 million at September 30, 1997. The following table shows the composition of First Western's loan portfolio, including loans held for sale, at September 30, 1997, December 31, 1996 and September 30, 1996:

                                           September 30, 1997             December 31, 1996             September 30, 1996
                                        ------------------------       ----------------------        -----------------------
                                           Amount        Percent          Amount      Percent           Amount       Percent
                                        ------------    --------       -----------   --------        -----------    --------
                                                                            (Dollars in Thousands)
Commercial, financial and agricultural:
    Automobile floorplan loans.......   $     17,905         1.7%      $    26,668        2.4%       $    25,052         2.3%
    Loans to municipalities..........          5,661         0.5            11,446        1.0             11,665         1.0
    Other commercial loans...........         96,063         9.3            83,645        7.5             83,229         7.5
                                        ------------    --------       -----------   --------        -----------    --------
      Subtotal.......................        119,629        11.5           121,759       10.9            119,946        10.8
                                        ------------    --------       -----------   --------        -----------    --------
Real estate-construction.............         14,183         1.4            16,289        1.5             19,062         1.7
                                        ------------    --------       -----------   --------        -----------    --------
Real estate-mortgage:
  1-4 Family residential.............        379,431        36.7           433,813       38.9            422,930        38.0
  Multi-family residential...........         27,620         2.7            37,173        3.3             34,355         3.1
  Home equity........................         55,078         5.3            49,653        4.5             47,474         4.3
  Commercial and other...............        163,954        15.8           159,470       14.3            156,300        14.0
                                        ------------    --------       -----------   --------        -----------    --------
    Subtotal.........................        626,083        60.5           680,109       61.0            661,059        59.4
                                        ------------    --------       -----------   --------        -----------    --------
Installment:
  Credit cards.......................              -           -            17,328        1.6             42,254         3.8
  Installment and other..............        274,995        26.6           278,940       25.0            270,943        24.3
                                        ------------    --------       -----------   --------        -----------    --------
    Subtotal.........................        274,995        26.6           296,268       26.6            313,197        28.1
                                        ------------    --------       -----------   --------        -----------    --------
    Total............................   $  1,034,890       100.0%      $ 1,114,425      100.0%       $ 1,113,264       100.0%
                                        ============    ========       ===========   ========        ===========    ========

        First Western has several procedures in place to assist in maintaining the overall quality of its loan portfolio. First Western has established underwriting guidelines to be followed by its bank subsidiary. In addition, a formal, ongoing loan review program, which concentrates principally on commercial credits, has been established to help monitor the loan portfolios of the subsidiaries. First Western also regularly monitors its delinquency levels for any negative or adverse trends and particularly monitors credits which have total exposures of $1.5 million or more.

        First Western's delinquent loans, nonaccrual loans and nonperforming assets consisted of the following at September 30, 1997, December 31, 1996 and September 30, 1996:

                                                                September 30,   December 31,   September 30,
                                                                    1997            1996           1996
                                                                -------------   ------------   -------------
                                                                      (Dollars in Thousands)
    Loans delinquent and still accruing interest:
      Loans past due 30 to 89 days ...........................  $       5,922   $      8,080   $       8,759
      Loans past due 90 days or more .........................          1,844          1,427           1,868
                                                                -------------   ------------   -------------
        Total loan delinquencies .............................  $       7,766   $      9,507   $      10,627
                                                                =============   ============   =============

    Nonaccrual loans .........................................  $       2,942   $      5,147   $       5,360
    Other real estate owned ..................................            218            471             252
                                                                -------------   ------------   -------------
    Total nonperforming assets ...............................  $       3,160   $      5,618   $       5,612
                                                                =============   ============   =============

    Total nonperforming assets and loans
      past due 90 days or more ...............................  $       5,004   $      7,045   $       7,480
                                                                =============   ============   =============

    Nonaccrual loans to total loans ..........................           0.28 %         0.46 %          0.48 %

    Nonperforming assets to total loans
      and other real estate owned ............................           0.31 %         0.50 %          0.50 %

    Nonperforming assets to total assets .....................           0.19 %         0.33 %          0.33 %

    Nonperforming assets and loans past due
      90 days or more to total assets ........................           0.30 %         0.42 %          0.44 %

    Nonaccrual loans and loans past due
      90 days or more to total loans .........................           0.46 %         0.59 %          0.65 %

    Allowance for possible loan losses
      to nonaccrual loans ....................................         600.68 %       311.91 %        299.90 %

    Allowance for possible loan losses
      to loans past due 90 days or more
      and nonaccrual loans ...................................         369.24 %       244.20 %        222.38 %

    Allowance for possible loan losses to
      total loans ............................................           1.71 %         1.44 %          1.44 %

        First Western's total delinquencies decreased $1.7 million from $9.5 million at December 31, 1996 to $7.8 million at September 30, 1997 primarily due to a $2.2 million decrease in loans past due 30-89 days, offset by a $417,000 increase in loans past due 90 days or more. Consumer loan delinquencies decreased $1.8 million for the nine months ended September 30, 1997. During the first nine months of 1997, First Western's nonaccrual loans decreased $2.2 million primarily due to a nonaccrual commercial mortgage loan being paid-off. Most of the decrease in delinquencies from September 30, 1996 to September 30, 1997 has been due to decreased delinquencies of consumer loans. First Western's delinquent loans by type are as follows at September 30, 1997, December 31, 1996 and September 30, 1996:

                                            September 30, 1997       December 31, 1996      September 30, 1996
                                            ------------------       -----------------      ------------------
                                                                     (Dollars in Thousands)
    Commercial, financial and
      agricultural.......................   $              572       $             190      $                -
                                            ------------------       -----------------      ------------------
    Real estate-mortgage:
      1-4 Family residential.............                1,044                     721                   1,498
      Home equity........................                   65                     225                      96
      Commercial and other...............                    -                     319                     282
                                            ------------------       -----------------      ------------------
        Subtotal.........................                1,109                   1,265                   1,876
                                            ------------------       -----------------      ------------------
    Installment:
      Credit cards.......................                    -                     122                     611
      Installment and other..............                6,085                   7,930                   8,140
                                            ------------------       -----------------      ------------------
        Subtotal.........................                6,085                   8,052                   8,751
                                            ------------------       -----------------      ------------------
        Total............................   $            7,766       $           9,507      $           10,627
                                            ==================       =================      ==================

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

        First Western believes that the allowance for possible loan losses of $17.7 million at September 30, 1997 is adequate to cover losses inherent in the portfolio as of such date. However, there can be no assurance that First Western will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at September 30, 1997.

Investment Securities, Mortgage-Backed Securities, and Securities Available for Sale:

        Investment securities and mortgage-backed securities decreased a combined $24.2 million for the first nine months of 1997 with this decrease due to regular maturities and paydowns. The market value of First Western's investment securities and mortgage-backed securities held to maturity was a combined $252.2 million, $133,000 or 0.1% below the amortized cost of $252.3 million. First Western's portfolio of investment securities and mortgage-backed securities had a market value below amortized cost of $1.9 million or 0.7% at December 31, 1996.

        Securities available for sale increased $141.7 million during the first nine months of 1997 with this increase the result of First Western purchasing securities available for sale with the funds provided by the fourth quarter 1996 and first quarter 1997 loan sales and the trust preferred offering. Securities available for sale increased $104.1 million from $238.9 million at September 30, 1996 to $343.0 million at September 30, 1997 with this increase due to the purchase of securities using the funds provided by the loan sales. At September 30, 1997, First Western had net unrealized appreciation on securities available for sale of $6.8 million compared with unrealized appreciation of $1.4 million at December 31, 1996 and unrealized depreciation of $1.2 million at September 30, 1996.


Deposits:

        Total deposits increased $31.8 million or 2.8% from $1.149 billion at December 31, 1996 to $1.181 billion at September 30, 1997. Deposits increased during the first nine months of 1997 due to the acquisition of a branch office in Chicora, Pennsylvania with this increase partially offset by the sale of First Western's branch office in Slippery Rock, Pennsylvania. The branch office in Chicora had approximately $37 million of deposits at its acquisition in September 1997 and the Slippery Rock branch office that was sold had approximately $4 million of deposits.
First Western's deposits increased $29.4 million from September 30, 1996 to September 30, 1997 with most of this increase attributable to the acquisition of the Chicora branch office. During the fourth quarter of 1996, First Western created a new account combining an interest-bearing demand account and a money market account. This new deposit product resulted in a movement of funds from interest-bearing demand accounts to money market accounts and is the primary reason for the $86.6 million decrease in interest-bearing demand accounts and the $93.1 million increase in money market accounts from September 30, 1996 to September 30, 1997.

Borrowed Funds:

        First Western's borrowed funds decreased $74.0 million during the first nine months of 1997 from $389.3 million at December 31, 1996 to $315.3 million at September 30, 1997. First Western decreased its borrowings during the first nine months of 1997 as a result of the loan sales and the increase in deposits. Total borrowed funds decreased $96.2 million from September 30, 1996 to September 30, 1997 as these borrowings were decreased primarily as a result of the loan sales.


Trust Preferred Capital Securities:

        On February 11, 1997, First Western completed the private placement of $25 million of 9.875% capital securities due February 1, 2027 issued by First Western's newly formed Delaware trust subsidiary, Capital Trust.
These securities were sold in an offering under Rule 144A of the Securities Act of 1933. Securities of this type received approval in October 1996 from the Federal Reserve Board to qualify as Tier I capital and interest payable thereon is currently considered to be tax-deductible. Proceeds of the issue were invested by Capital Trust in junior subordinated debentures issued by First Western. Net proceeds from the sale of the debentures have been used for general corporate purposes, including but not limited to, repurchase of shares of First Western's common stock and investments in and advances to First Western's subsidiaries.

Shareholders' Equity:

        Shareholders' equity increased $7.8 million during the first nine months of 1997 primarily due to the retention of earnings and a $3.5 million increase in the market value of securities available for sale, net of income tax effects, with these increases in shareholders' equity partially offset by the purchase of treasury stock. During the first nine months of 1997, First Western repurchased 311,600 shares of common stock as treasury stock, restated for the three-for-two stock split, at a cost of $6.7 million in accordance with a common stock repurchase program. First Western's capital ratios improved from December 31, 1996 to September 30, 1997 as a result of the issuance of the trust preferred capital securities in February 1997. The following table presents First Western's capital ratios at September 30, 1997 and December 31, 1996:


                                                                  September 30,              December 31,
                                                                      1997                       1996
                                                                  -------------              ------------
                                                                         (Dollars in Thousands)
Tier I:
  Common shareholders' equity ..............................      $     135,563              $    127,721
  Non-exempt intangible assets .............................             (9,583)                   (6,575)
  Trust preferred capital securities........................             23,827                         -
  Unrealized appreciation in securities
    available for sale .....................................             (4,393)                     (884)
                                                                  -------------              ------------
      Total Tier I .........................................            145,414                   120,262
                                                                  -------------              ------------
Tier II:
  Qualifying allowance for possible loan losses ............             12,835                    13,190
                                                                  -------------              ------------
      Total Tier II ........................................             12,835                    13,190
                                                                  -------------              ------------
Total capital ..............................................      $     158,249              $    133,452
                                                                  =============              ============
Risk weighted assets .......................................      $   1,021,973              $  1,052,329
                                                                  =============              ============

Tier I capital ratio .......................................              14.23%                    11.43%
                                                                  =============              ============

Required Tier I capital ratio ..............................               4.00%                     4.00%
                                                                  =============              ============

Total capital ratio ........................................              15.48%                    12.68%
                                                                  =============              ============

Required total capital ratio ...............................               8.00%                     8.00%
                                                                  =============              ============

Tier I leverage ratio ......................................               8.66%                     7.10%
                                                                  =============              ============

Required Tier I leverage ratio * ...........................               3.00%                     3.00%
                                                                  =============              ============

* For all but the most highly rated, low risk profile organizations, the minimum Tier I leverage ratio is to be 3% plus a cushion of 100 to 200 basis points.

Liquidity and Cash Flows:

        Liquidity is the ability to provide the cash necessary to meet customer credit needs, satisfy depositor withdrawal requirements and to pay-off short-term borrowings. One source of liquidity is cash and due from banks and short-term assets such as interest-bearing deposits in other banks and federal funds sold, which totaled $36.9 million at September 30, 1997 as compared with $75.2 million at December 31, 1996 and $48.2 million at September 30, 1996. The decrease in First Western's liquid funds from December 31, 1997 to September 30, 1997 was primarily due to First Western reducing its balance of federal funds sold. Another source of liquidity is borrowing capability. First Western's banking subsidiaries have a variety of sources of short-term liquidity available to them, including federal funds purchased from correspondent banks, sales of securities available for sale, sales of securities under agreements to repurchase, the Federal Reserve discount window, interbank deposits, FHLB advances and loan participations or sales. First Western also generates liquidity from the regular principal payments and prepayments made on its portfolio of loans and mortgage-backed securities. First Western's banking subsidiaries had $30.9 million of unused overnight credit lines available at September 30, 1997.

        First Western's operating activities provided cash flows of $138.7 million during the first nine months of 1997 compared with $39.9 million during the first nine months of 1996. Loan sales provided $124.6 million and $29.1 million of the cash flows from operating activities for the nine months ended September 30, 1997 and 1996, respectively.

        Investing activities used cash flows of $75.2 million during the first nine months of 1997 compared with using cash flows of $171.1 million for the first nine months of 1996. The growth of the portfolio of securities available for sale during the first nine months of 1997 used net cash flows of $125.8 million compared with $32.8 million for the first nine months of 1996. The cash flows to fund the increase in securities available for sale during the first nine months of 1997 came from the sale of loans. The growth of the portfolio of loans not designated as held for sale used net cash flows of $61.4 million during the first nine months of 1997 compared with $116.3 million for the first nine months of 1996. During the third quarter of 1997, First Western sold a branch office which used cash flows of $3.3 million and purchased a branch office which provided cash flows of $33.8 million.

        Financing activities used cash flows of $64.2 million during the first nine months of 1997 primarily due to a reduction in borrowings using net cash flows of $74.0 million. The issuance of the trust preferred capital securities during the first quarter of 1997 provided $23.8 million of cash flows. During the first nine months of 1996, financing activities provided cash flows of $138.8 million primarily as a result of an increase in borrowed funds of $174.5 million.

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

     c. Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             FIRST WESTERN BANCORP, INC.
                                                    (Registrant)


November 10, 1997                            /s/ Robert H. Young
                                             -----------------------
                                             Robert H. Young
                                             Executive Vice President-
                                             Chief Financial Officer,
                                             Secretary and Treasurer
                                            (Principal Financial Officer)

                           FIRST WESTERN BANCORP, INC.

                             EXHIBITS TO FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

