Form 10-K
period 1997-12-31
FIRST WESTERN BANCORP INC
filed 1998-03-26
CIK 740876

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ------------------ TO --------------------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (724) 652-8550

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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ---

     The aggregate market value of Common Stock, par value $5 per share, held by non-affiliates (based upon the closing sale price on the Nasdaq Stock Market on March 24, 1998), was approximately $330,682,000.

     As of March 24, 1998, there were 11,162,267 shares of Common Stock, par value $5 per share, outstanding.

                      Documents Incorporated by Reference:

     Portions of the First Western Bancorp, Inc. 1997 Annual Report to Shareholders are incorporated by reference in Part I and Part II hereof.

     Portions of the First Western Bancorp, Inc. 1998 Annual Proxy Statement to Shareholders are incorporated by reference in Part III hereof.

                          FIRST WESTERN BANCORP, INC.

                                   FORM 10-K

                          YEAR ENDED DECEMBER 31, 1997

                                     INDEX

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
                                     PART I
Item 1.   Business....................................................     1
          Executive Officers..........................................     6
Item 2.   Properties..................................................    10
Item 3.   Legal Proceedings...........................................    12
Item 4.   Submission of Matters to a Vote of Security Holders.........    12

                                    PART II
Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters.......................................    13
Item 6.   Selected Financial Data.....................................    13
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    13
Item 7A.  Quantitative and Qualitative Disclosures about Market
            Risk......................................................    13
Item 8.   Financial Statements and Supplementary Data.................    13
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................    13

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........    13
Item 11.  Executive Compensation......................................    13
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................    13
Item 13.  Certain Relationships and Related Transactions..............    13

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................    14

Signatures............................................................    15

                                     PART I
ITEM 1. BUSINESS

GENERAL

     First Western Bancorp, Inc. ("First Western"), headquartered in New Castle, Pennsylvania, is a multi-institutional holding company which provides retail and commercial banking and trust services through 39 community banking offices in western Pennsylvania and northeastern Ohio. First Western was incorporated under the laws of the Commonwealth of Pennsylvania in 1982. First Western has one wholly-owned banking subsidiary: First Western Bank, National Association ("First Western Bank, N.A."), (This subsidiary is referred to as the "Banking Subsidiary"). Effective September 5, 1997, First Western Bank, Federal Savings Bank ("First Western Bank, F.S. B.") was merged into First Western Bank, N.A. First Western also has three wholly-owned nonbank subsidiaries: First Western Trust Services Company ("Trust Services"); First Western Investment Services Company ("Investment Services"); and First Western Capital Trust I, a Delaware business trust (The Banking Subsidiary and the nonbanking subsidiaries are collectively referred to as the "Subsidiaries.") At December 31, 1997, First Western had total assets of $1.7 billion, net loans (including loans held for sale) of $1.1 billion, deposits of $1.2 billion and shareholders' equity of $139 million.

     First Western offers a variety of financial services through its Subsidiaries. The Banking Subsidiary provides a full range of retail and commercial banking products including personal and commercial checking accounts, savings and time deposit accounts, money market demand accounts, safe deposit facilities, insurance, credit cards, installment and other consumer loans, short and long-term credit facilities, and consumer and commercial mortgages to individuals and small to medium sized businesses. First Western also offers a number of products through Trust Services, including corporate trust, personal trust, custody and account administration services and financial services such as investment planning, managed assets, mutual fund sales and annuity sales.

FORWARD-LOOKING STATEMENTS

     Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate," "believe," "estimate," "may," "intend," "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which First Western operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which First Western has no control); other factors affecting First Western's operations, markets, products and services, including but not limited to, year 2000 compliance issues; and other risks detailed in this Form 10-K and in First Western's other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

THE SUBSIDIARIES

  First Western Bank, N.A.

     First Western Bank, N.A., traces its history in New Castle, Pennsylvania to 1855. First Western Bank, N.A. is a member of the Federal Reserve System, and its deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"), with certain deposits acquired from First Western Bank, F.S.B and the Resolution Trust Corporation insured by the Savings Association Insurance

Fund ("SAIF") of the FDIC. As of March 25, 1998, First Western Bank, N.A. had 39 community banking offices in Lawrence, Beaver, Butler and Allegheny Counties, Pennsylvania and Ashtabula County, Ohio. At December 31, 1997, First Western Bank, N.A. had total assets of $1.7 billion.

     On February 23, 1998, First Western Bank, N.A. agreed to purchase 16 branches in western Pennsylvania from PNC Bank. The agreement includes the acquisition of the 16 PNC Bank branch offices, related deposits, consumer loans, small business banking relationships and certain brokerage relationships. First Western will acquire approximately $415 million in deposits, $71 million in consumer and small business loans, and $23 million in brokerage assets, along with related fixed assets, leases, safe deposit business and other agreements. See Note 23 of the Notes to Consolidated Financial Statements included in First Western's 1997 Annual Report to Shareholders (the "1997 Annual Report"). The transaction is subject to regulatory approval and is expected to be completed by mid-year 1998.

     On September 19, 1997, First Western completed the purchase of the Chicora, Pennsylvania branch office of Mellon Bank. This branch had approximately $37 million of deposits.

     In January 1998, First Western completed the sale of its three Lake County, Ohio offices. These offices had approximately $47 million in deposits. During 1997, First Western completed the sale of its Slippery Rock and Oil City branch offices. These branch offices had approximately $4 million and $12 million of deposits, respectively.

     During 1997, First Western Bank, N.A. formed a wholly-owned subsidiary, First Western Insurance Services, Inc., to provide various insurance products for First Western's customers.

     During the first quarter of 1995, First Western Bank, N.A. purchased the Andover, Ohio banking office of Peoples Bank, N.A. of Ashtabula, Ohio. This branch had approximately $13 million of deposits at the time of acquisition. Also during the first quarter of 1995, First Western Bank, N.A. purchased four banking offices located in northeastern Ohio in Lake and Ashtabula Counties from Union Federal Savings Bank of Indianapolis, Indiana. These branches had approximately $84 million of deposits at the time of acquisition. All of the acquired deposits are insured by the SAIF.

  Trust Services

     Trust Services, a Pennsylvania trust company, commenced operations in January 1991. At December 31, 1997, Trust Services held, as agent or fiduciary, trust assets of approximately $704 million in market value. Trust Services maintains offices in New Castle, Beaver, Hermitage and Erie, Pennsylvania, at the offices of the Banking Subsidiary. Trust Services provides personal and corporate trust services to customers in the market areas served by the Banking Subsidiary, as well as financial services such as mutual fund and annuity sales, managed asset allocation, and other investment services.

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

     First Western's Subsidiaries have been able to compete effectively with other financial institutions in their respective market areas. The Subsidiaries emphasize customer service in an effort to establish long-term customer relationships and to build customer loyalty. First Western provides personnel, capital, and consolidated services such as data processing, accounting, loan review and compliance, internal audit and trust services to the Banking Subsidiary to enhance its ability to compete effectively in, and provide a wide variety of financial services to, its respective markets. First Western provides overall direction to the Banking Subsidiary in the areas of credit policy and administration, strategic planning, investment portfolio management, asset/liability management, human resource and benefit plan administration and other financial and administrative services. With the centralization of these back-office and administrative services, First Western refers to itself as a supercommunity bank, providing efficient decentralized banking services and loan decision making through community offices.

EMPLOYEES

     First Western and its Subsidiaries had the following full-time equivalent employees at December 31, 1997:

First Western...............................................  225
First Western Bank, N.A.....................................  384
Trust Services..............................................   26
                                                              ---
  Total.....................................................  635
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

  The Banking Subsidiary

     Federal and state laws and regulations govern many aspects of the business of First Western's Banking Subsidiary, including permissible types, amounts, and terms of loans, investments, and acceptances, amounts of reserves against deposits and restrictions on dividends and other intercompany transactions. The ability of the banking subsidiary to pay dividends to First Western is described in Note 16 of the Notes to Consolidated Financial Statements included in First Western's 1997 Annual Report to Shareholders (the "1997 Annual Report"). The operations of such subsidiary are subject to examination and regulation by one or more of the following: the Federal Reserve Board, the Office of the Comptroller of the Currency ("OCC") and the FDIC. First Western Bank, N.A. is a national bank and is subject to the supervision of, and regulation by, the OCC.

     First Western Bank, N.A. is subject to regulatory capital requirements that are generally comparable to those imposed on First Western. See "Note 16" in the 1997 Annual Report. At December 31, 1997, First Western Bank, N.A. met all applicable capital requirements.

     The deposits of First Western Bank, N.A. are insured up to $100,000 per insured depositor (as defined by law and regulation) by the FDIC through the Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF"), respectively. The FDIC adopted regulations effective in 1993 that impose risk based insurance premiums on all insured depository institutions.

     On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 ("Funds Act") that, among other things, imposed a special one-time assessment on SAIF member institutions to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 ("SAIF Special

Assessments"). The SAIF Special Assessment was recognized by First Western Bank, N.A., as a expense in the quarter ended September 30, 1996 and was tax deductible. The SAIF Special Assessment recorded by First Western amounted to approximately $3.3 million on a pre-tax basis and approximately $2.0 million on an after-tax basis.

     The Funds Act also spreads the obligations for payment of Financing Corporation ("FICO") bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits are assessed for FICO payments at a rate of 20% of the rate assessed on SAIF deposits. BIF deposits will be assessed an annual FICO payment of approximately 1.3 basis points, while SAIF deposits will be assessed a payment of approximately 6.5 basis points. Full pro rata sharing of the FICO payments by institutions with BIF and SAIF deposits will occur on the earlier of January 1, 2000, or the date the BIF and SAIF are merged. As a result of the Funds Act, SAIF assessments have been lowered to a range between 0 and 27 basis points effective January 1, 1997, a range comparable to that paid with respect to BIF deposits. However, SAIF deposits are currently subject to the higher FICO payments described above.

     First Western Bank, N.A. is subject to provisions of federal law restricting various aspects of its operations, including its ability to extend credit to, to engage in various other transactions with, or to invest in the stock or securities of, First Western.

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

     The FDICIA required the federal bank regulators to establish specific capital standards for five categories of insured depository institutions: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". Any institution classified as "undercapitalized," is required to submit a capital restoration plan to its federal bank regulator and is subject to operational restrictions. Greater restrictions, and ultimately, receivership, may be imposed with respect to institutions that are "significantly undercapitalized" or "critically undercapitalized". First Western Bank, N.A. is currently classified as "well capitalized". See Note 16 in the 1997 Annual Report.

     The federal bank regulatory agencies are required to adopt uniform capital and accounting rules. The accounting rules require supplemental disclosure in reports to the banking agencies of mark to market valuation of assets and liabilities and of contingent assets and liabilities.

EXECUTIVE OFFICERS

     The following table sets forth the names, ages (as of January 31, 1998), present positions and business experience of all executive officers of First Western. Immediately following the Annual Meeting of Shareholders to be held on April 21, 1998, the directors of First Western will elect executive officers to serve for the next year.

             NAME                AGE                            POSITION HELD
-------------------------------  ---      ---------------------------------------------------------
FIRST WESTERN
Thomas J. O'Shane                50       Chairman of the Board, President and Chief Executive
                                          Officer, First Western; Chairman of the Board, First
                                          Western Bank, N.A.; Vice Chairman of the Board, Trust
                                          Services
Richard L. Stover                55       Executive Vice President, Chief Lending Officer
Robert H. Young                  41       Executive Vice President, Chief Financial Officer,
                                          Secretary and Treasurer
Kathleen L. Lewis                46       Senior Vice President-Retail and Marketing Divisions
Thomas S. Mansell                58       Senior Vice President, Legal Counsel and Assistant
                                          Secretary
Donald D. Wehn                   43       Senior Vice President-Mortgage and Consumer Lending
John A. Zercher                  45       Senior Vice President-Management Information Systems
Richard L. Rausch                48       Vice President-Human Resources
Kenneth J. Romig                 34       Vice President and Controller

FIRST WESTERN BANK, N.A.
Stephen R. Sant (1)              51       President and Chief Executive Officer, First Western
                                          Bank, N.A. and Executive Vice President, Chief Operating
                                          Officer, First Western

TRUST SERVICES
Fred J. Liskowski                51       President and Chief Executive Officer

---------

(1) Stephen R. Sant, President and Chief Executive Officer of First Western Bank, N.A. is the nephew of John W. Sant, Director and former Chairman of First Western.

FIRST WESTERN

Thomas J. O'Shane

Chairman of the Board, First Western and First Western Bank, N.A. since April 1996; Vice Chairman, Trust Services since April 1996; Chief Executive Officer, First Western since January 1991; President, First Western since February 1990; Director, First Western Bank, N.A. and Trust Services; Chairman, Asset/Liability Committee of First Western and Member of the Nominating/Corporate Governance and Loan Review Committees of First Western; Director of First Western since 1988.

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

Kathleen L. Lewis

Senior Vice President--Retail and Marketing Divisions, First Western since September 1997, President and Chief Executive Officer, First Western Bank, F.S.B. from April 1992 until September 1997; Senior Vice President-Community Office Management, First Western from April 1995 until September 1997.

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

John A. Zercher

Senior Vice President-Management Information Services, First Western since January 1994; Vice President-Management Information Services, First Western from April 1989 until December 1993.

Richard L. Rausch

Vice President-Human Resources, First Western since April 1992.

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

STATISTICAL DISCLOSURES BY BANK HOLDING COMPANIES

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     The required information is incorporated by reference to pages 47 through 48 of the 1997 Annual Report.

II. INVESTMENT PORTFOLIO

  A. Book Value of Investment Portfolio:

                                                               DECEMBER 31,
                                                     --------------------------------
                                                       1997        1996        1995
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Held to Maturity:
  U.S. Government agencies and corporations......    $ 14,154    $ 21,051    $ 29,591
  Mortgage-backed securities.....................     132,673     169,467     145,550
  Obligations of states and political
     subdivisions................................      85,247      85,341      83,223
  Other securities...............................         750         700       1,201
                                                     --------    --------    --------
          Total..................................    $232,824    $276,559    $259,565
                                                     ========    ========    ========

                                                               DECEMBER 31,
                                                     --------------------------------
                                                       1997        1996        1995
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Available for sale:
  U.S. Treasury securities.......................    $  7,786    $  2,068    $  2,064
  U.S. Government agencies and corporations......      92,590      79,251      29,852
  Mortgage-backed securities.....................     163,326     102,416     190,529
  Other securities...............................      60,819      17,547      24,535
                                                     --------    --------    --------
          Total..................................    $324,521    $201,282    $246,980
                                                     ========    ========    ========

  B. Maturity and Yield Information

     The required information is incorporated by reference to page 57 in the 1997 Annual Report.

  C. There are no issues included in obligations of states and political subdivisions or other securities which exceed ten percent of shareholders' equity.

III. LOAN PORTFOLIO

  A. Types of Loans

     The required information is incorporated by reference to page 54 in the 1997 Annual Report.

  B. Maturities and sensitivities of loans to interest rates at December 31, 1997:

                                                               DUE AFTER
                                                    DUE IN       1 BUT        DUE
                                                    1 YEAR      WITHIN       AFTER
                                                    OR LESS     5 YEARS     5 YEARS     TOTAL
                                                    -------     -------     -------     -----
                                                                  (IN THOUSANDS)
Commercial, financial and agricultural..........    $56,299     $37,673     $48,504    $142,476
Real estate--construction.......................      3,145       3,505       7,800      14,450
                                                    -------     -------     -------    --------
       Total....................................    $59,444     $41,178     $56,304    $156,926
                                                    =======     =======     =======    ========
Sensitivity of loans to interest rates:
  Predetermined interest rates..................    $ 2,137     $26,034     $ 6,578    $ 34,749
  Floating interest rates.......................     57,307      15,144      49,726     122,177
                                                    -------     -------     -------    --------
       Total....................................    $59,444     $41,178     $56,304    $156,926
                                                    =======     =======     =======    ========

  C. Risk Elements

     The following table presents information concerning nonaccrual loans, restructured loans and loans past due 90 days or more. Commercial and mortgage loans are placed on nonaccrual status when in the opinion of management collection of principal or interest is doubtful and the loan is not both well secured and in the process of collection. Installment loans are generally charged off between 90 and 120 days past due or when deemed uncollectible in the opinion of management. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction to principal as long as doubt exists as to collection. A loan is characterized as restructured if for reasons related to the borrower's financial difficulties a concession is granted that would not otherwise be considered.

                                                         DECEMBER 31,
                                        ----------------------------------------------
                                         1997      1996      1995      1994      1993
                                        ------    ------    ------    ------    ------
                                                        (IN THOUSANDS)
Nonaccrual............................  $2,634    $5,147    $4,959    $2,875    $5,186
Restructured..........................      --        --        --        --        76
Past due 90 days or more..............   2,466     1,427     2,648     1,870     1,960
                                        ------    ------    ------    ------    ------
     Total............................  $5,100    $6,574    $7,607    $4,745    $7,222
                                        ======    ======    ======    ======    ======

     The gross interest income that would have been recorded for 1997 for nonaccrual and restructured loans outstanding as of December 31, 1997 as though the loans had been current in accordance with their original terms was approximately $168,000. First Western recognized interest income of $46,000 during 1997 for nonaccrual and restructured loans.

     The following table presents First Western's investment in loans considered to be impaired (in thousands):

                                                                  DECEMBER 31,
                                                           --------------------------
                                                            1997      1996      1995
                                                           ------    ------    ------
Commercial, financial and agricultural...................  $  193    $1,003    $2,804
Real estate--mortgage....................................   3,083     2,856     3,136
                                                           ------    ------    ------
Total investment in loans considered to be impaired......  $3,276    $3,859    $5,940
                                                           ======    ======    ======

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

     At December 31, 1997, First Western did not have any concentrations of loans to borrowers engaged in similar activities exceeding 10% of total loans, net of unearned income.

IV. SUMMARY OF LOAN LOSS EXPERIENCE

  A. Analysis of Loan Loss Experience

     The required information is incorporated by reference to page 49 of the 1997 Annual Report.

  B. Allocation of the Allowance for Possible Loan Losses:

                                                               DECEMBER 31,
                           -------------------------------------------------------------------------------------
                                  1997                  1996                  1995                  1994
                           -------------------   -------------------   -------------------   -------------------

                                      PERCENT               PERCENT               PERCENT               PERCENT
                                     OF LOANS              OF LOANS              OF LOANS              OF LOANS
                                      IN EACH               IN EACH               IN EACH               IN EACH
                                     CATEGORY              CATEGORY              CATEGORY              CATEGORY
                                     TO TOTAL              TO TOTAL              TO TOTAL              TO TOTAL
                           AMOUNT      LOANS     AMOUNT      LOANS     AMOUNT      LOANS     AMOUNT      LOANS
                           -------   ---------   -------   ---------   -------   ---------   -------   ---------
                                                          (DOLLARS IN THOUSANDS)
Commercial, financial and
  agricultural...........  $ 1,227      13.1%    $ 1,907       10.9%    $ 2,847      11.7%    $ 2,855       10.2%
Real estate--
  construction...........       --       1.4          --        1.5          --       2.4          --        1.9
Real estate--mortgage....    1,869      59.3       1,747       61.0       1,610      56.0       1,045       57.8
Installment..............    5,117      26.2       7,248       26.6       5,197      29.9       4,020       30.1
Unallocated..............    9,864       N/A       5,152        N/A       4,494       N/A       5,023        N/A
                           -------     -----     -------      -----     -------     -----     -------      -----
  Total..................  $18,077     100.0%    $16,054      100.0%    $14,148     100.0%    $12,943      100.0%
                           =======     =====     =======      =====     =======     =====     =======      =====

                                  1993
                           -------------------
                                      PERCENT
                                     OF LOANS
                                      IN EACH
                                     CATEGORY
                                     TO TOTAL
                           AMOUNT      LOANS
                           ------      -----
Commercial, financial and
  agricultural...........  $3,737       10.1%
Real estate--
  construction...........      --        1.7
Real estate--mortgage....     957       60.5
Installment..............   3,067       27.7
Unallocated..............   3,341        N/A
                           -------     -----
  Total..................  $11,102     100.0%
                           =======     =====

     For additional information see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 53 through 56 of the 1997 Annual Report.

V. DEPOSITS

  A. Average deposits and rates paid by type:

                                         1997                 1996                 1995
                                   -----------------    -----------------    -----------------
                                     AMOUNT     RATE      AMOUNT     RATE      AMOUNT     RATE
                                   ----------   ----    ----------   ----    ----------   ----
                                                     (DOLLARS IN THOUSANDS)
Noninterest-bearing demand
  deposits.......................  $   94,514    --     $   97,891    --     $   95,771     --
Interest-bearing deposits:
     Demand and money market
       deposits..................     223,356   2.29%      211,587   2.18%      208,124   2.60%
     Savings deposits............     160,147   2.21       170,480   2.23       179,101   2.30
     Time deposits...............     685,979   5.66       674,522   5.59       673,140   5.70
                                   ----------   ----    ----------   ----    ----------   ----
          Total..................  $1,163,996   4.08%   $1,154,480   3.99%   $1,156,136   4.14%
                                   ==========   ====    ==========   ====    ==========   ====

  B. Maturities of time deposits of $100,000 or more at December 31, 1997:

                                                      (IN THOUSANDS)
3 months or less....................................     $30,508
Over 3 through 6 months.............................      22,335
Over 6 through 12 months............................      17,160
Over 12 months......................................      22,105
                                                         -------
     Total..........................................     $92,108
                                                         =======

VI. RETURN ON EQUITY AND ASSETS

     The required information is incorporated by reference to pages 42 through 43 of the 1997 Annual Report.

VII. SHORT-TERM BORROWINGS

     The required information is incorporated by reference to page 58 of the 1997 Annual Report.

ITEM 2. PROPERTIES

     The principal executive offices of First Western and the administrative offices of First Western Bank, N.A. are located at 101 East Washington Street, New Castle, Pennsylvania. First Western also owns two other buildings in downtown New Castle which house data processing, loan processing and certain other operations.

First Western also owns property in Lawrence County, Pennsylvania for possible future use. It is not anticipated that this site will be developed in the immediate future.

     First Western Bank, N.A., together with First Western, occupies approximately 75% of its six story headquarters building. In addition to its main office, First Western Bank, N.A. owns an attached office building which houses First Western Bank, N.A.'s, dealer center, marketing and other administrative departments. First Western also owns office buildings in Beaver, Pennsylvania and Sharon, Pennsylvania which used to serve as the headquarters of First Western's formerly separate subsidiaries. First Western Bank, N.A. has branch offices located in these buildings and leases the remaining space, approximately three-fourths of the total space available, to unrelated parties. First Western also owns the office building adjacent to the office building in Beaver and First Western Bank, N.A. occupies approximately one-fourth of this office building with the remaining space leased to unrelated parties. In addition to these buildings, First Western owns the following branch offices (as of December 31, 1997):

                                                               NUMBER
         COUNTY                     STATE                    OF OFFICES
        ---------                ------------                ----------
        Beaver                   Pennsylvania                     7
        Butler                   Pennsylvania                     1
        Erie                     Pennsylvania                     3
        Lawrence                 Pennsylvania                     5
        Mercer                   Pennsylvania                     4
        Ashtabula                Ohio                             4
        Lake                     Ohio                             1
                                                                 --
                                                                 25
                                                                 ==

     First Western Bank, N.A. leases the following offices (as of December 31,
1997):

                                      EXPIRATION    ANNUAL LEASE          RENEWAL
                                         DATE           COST              OPTIONS
                                         ----           ----              -------
LAWRENCE COUNTY, PENNSYLVANIA:
North City                               2002         $ 9,541       three 5-year terms
Shenango Twp.                            2000          40,140       one 5-year term
Union Twp.                               1999          24,300       two 5-year terms
ALLEGHENY COUNTY, PENNSYLVANIA:
Coraopolis                               2004          36,700       three 10-year terms
BUTLER COUNTY, PENNSYLVANIA:
Butler--South Main St.                   2004          25,920       none
Butler Twp.--Stirling                    2006          37,812       three 5-year terms
Clearview Mall                           2002          27,898       two 5-year terms
Cranberry Twp.                           2002          17,125       two 5-year terms
Zelienople                               2006          11,280       one 10-year term
BEAVER COUNTY, PENNSYLVANIA:
Chippewa                                 2001          25,515       one 5-year term
ERIE COUNTY, PENNSYLVANIA:
Erie--State St.                          2002          41,537       seven 5-year terms
ASHTABULA COUNTY, OHIO:
Andover                                  2000          10,620       one 5-year term
LAKE COUNTY, OHIO:
Madison                                  2003          21,616       one 15-year term
Mentor                                   2004          29,629       one 15-year term

     The following branches are located on leased ground and these leases have the following expirations, costs and renewal options:

                                      EXPIRATION    ANNUAL LEASE          RENEWAL
                                         DATE           COST              OPTIONS
                                         ----           ----              -------
BEAVER COUNTY, PENNSYLVANIA:
Aliquippa (Hopewell)                     2002         $33,516       one 5-year term

ERIE COUNTY, PENNSYLVANIA:
Peach St.                                2008          39,487       one 5-year term
Pittsburgh Ave.                          2004          33,420       two 10-year terms

     In January 1998, First Western sold its three branch offices located in Lake County, Ohio.

     During the fourth quarter of 1996, First Western closed its Butler Township (Point Plaza) office and transferred the deposits to the Butler Township (Stirling Village) office. The lease on the former Point Plaza office expires in 2000 and has an annual cost of $21,153. First Western closed its Hillsville, Pennsylvania office in 1995 and transferred the deposit accounts to the Union Township, Pennsylvania office. The lease on the former office in Hillsville expires in 1998 and has an annual cost of $6,840.

     First Western leases office space in Hermitage, Pennsylvania to house certain of the retail administration functions. This office space has an annual lease cost of $40,578 and the lease expires in 2001.

     Trust Services has entered into formal lease agreements with, and leases space for its trust offices from, First Western Bank, N.A. in New Castle, Beaver, Hermitage and Erie. Each lease is for a five year term.

ITEM 3. LEGAL PROCEEDINGS

     There were no material legal proceedings pending against First Western or its Subsidiaries as of December 31, 1997.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The required information is incorporated by reference to page 62 of the 1997 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

     The required information is incorporated by reference to pages 42 through 43 of the 1997 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The required information is incorporated by reference to pages 44 through 62 of the 1997 Annual Report.

ITEM 7.A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The required information is incorporated by reference to pages 59 through 60 of the 1997 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The required information is incorporated by reference to pages 15 through 43 of the 1997 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The required information with respect to Directors of First Western is incorporated by reference to pages 5 through 10 of the 1998 Annual Proxy Statement to Shareholders (the "1998 Proxy Statement").

     Information required to be furnished pursuant to this item with respect to Executive Officers is set forth in Part I, Item I of this report and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The required information is incorporated by reference to pages 11 through 17 of the 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The required information is incorporated by reference to pages 5 through 11 of the 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The required information is incorporated by reference to page 18 of the 1998 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements:

     The Consolidated Financial Statements of First Western Bancorp, Inc. and its Subsidiaries together with the Independent Auditors' Report dated January 23, 1998 (February 23, 1998 as to Note 23) are referenced in Part II, Item 8--Financial Statements and Supplementary Data and are incorporated by reference to pages 15 through 43 of the 1997 Annual Report.

          (2) Financial Statement Schedules:

     All schedules are omitted because they are not applicable or the required information is given in the Consolidated Financial Statements or notes thereto.

          (3) Exhibits:

     The exhibit index appears on page 17 of this Form-10K.

     (b) Reports on Form 8-K:

     A report on Form 8-K under Item 5 dated February 23, 1998 was filed to report that First Western Bank, N.A. had agreed to purchase 16 branches from PNC Bank.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST WESTERN BANCORP, INC.

                                                /s/ THOMAS J. O'SHANE
                                      By........................................
                                                   Thomas J. O'Shane
                                                 Chairman of the Board,
                                         President and Chief Executive Officer
                                                  Date: March 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               NAME                                    TITLE                            DATE
               ----                                    -----                            ----

  /s/ THOMAS J. O'SHANE                  Chairman of the Board, President          March 25, 1998
 ...............................          and Chief Executive Officer;
      Thomas J. O'Shane                  Director; Principal Executive
                                         Officer

  /s/ ROBERT H. YOUNG                    Executive Vice President,                 March 25, 1998
 ...............................          Chief Financial Officer,
      Robert H. Young                    Secretary and Treasurer;
                                         Principal Financial Officer

  /s/ KENNETH J. ROMIG                   Vice President, Controller;               March 25, 1998
 ...............................          Principal Accounting Officer
       Kenneth J. Romig


  /s/ WENDELL H. BOYD                    Director                                  March 25, 1998
 ...............................
      Wendell H. Boyd


  /s/ JAMES M. CAMPBELL                  Director                                  March 25, 1998
 ...............................
      James M. Campbell


  /s/ ROBERT C. DUVALL                   Director                                  March 25, 1998
 ...............................
       Robert C. Duvall


/s/ LOUIS J. KASING, JR.                 Director                                  March 25, 1998
 ...............................
     Louis J. Kasing, Jr.


  /s/ JOHN W. LEHMAN, M.D.               Director                                  March 25, 1998
 ...............................
     John W. Lehman, M.D.


  /s/ THOMAS S. MANSELL                  Senior Vice President, Legal              March 25, 1998
 ...............................          Counsel and Assistant Secretary;
    Thomas S. Mansell                    Director

               NAME                                    TITLE                            DATE
               ----                                    -----                            ----
/s/ FLOYD H. MCELWAIN                    Director                                  March 25, 1998
 ...............................
     Floyd H. McElwain

  /s/ RICHARD C. MCGILL                  Director                                  March 25, 1998
 ...............................
      Richard C. McGill

  /s/ HAROLD F. REED, JR.                Director                                  March 25, 1998
 ...............................
      Harold F. Reed, Jr.

  /s/ JOHN W. SANT                       Director                                  March 25, 1998
 ...............................
        John W. Sant

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

  3.2    Bylaws                                               Incorporated herein by reference to
                                                              Exhibit 3.1 to First Western's Quarterly
                                                              Report on Form 10-Q for the Quarter ended
                                                              June 30, 1995

 10.1    Loan Agreement between First Western Bancorp, Inc.   Incorporated herein by reference to
         and Pittsburgh National Bank dated November 29,      Exhibit 10.8 to First Western's 1990 Form
         1990                                                 10-K

 10.2    Amendment to Loan Agreement between First Western    Incorporated herein by reference to
         Bancorp, Inc. and Pittsburgh National Bank dated     Exhibit 10.12 to First Western's 1993
         September 30, 1992                                   Form 10-K

 10.3    Second Amendment to Loan Agreement between First     Incorporated herein by reference to
         Western Bancorp, Inc. and PNC Bank, National         Exhibit 10.1 to First Western's Quarterly
         Association dated June 24, 1994                      Report on Form 10-Q for the Quarter
                                                              ended June 30, 1994

 10.4    Third Amendment to Loan Agreement between First
         Western Bancorp, Inc. and PNC Bank, National
         Association dated February 27, 1997

 10.5    Incentive Stock Option Plan for Key Officers as      Incorporated herein by reference to
         amended effective February 21, 1995*                 Exhibit 10.5 to First Western's 1994 Form
                                                              10-K

 10.6    First Western Bancorp, Inc. Annual Incentive Plan*   Incorporated herein by reference to
                                                              Exhibit 10.11 to First Western's 1992
                                                              Form 10-K

 10.7    First Western Bancorp, Inc. Deferred                 Incorporated herein by reference to
         Compensation Plan for Directors*                     Exhibit 10.1 to First Western's Quarterly
                                                              Report on Form 10-Q for the Quarter ended
                                                              March 31, 1995

 10.8    First Western Bancorp, Inc. 1993 Supplemental        Incorporated herein by reference to
         Benefit Program*                                     Exhibit 10.11 to First Western's 1993
                                                              Form 10-K

 10.9    Supplemental Executive Retirement Plan*              Incorporated herein by reference to
                                                              Exhibit 10.9 to First Western's 1995 Form
                                                              10-K

 10.10   Change in Control Agreement between Thomas J.        Incorporated herein by reference to
         O'Shane and First Western Bancorp, Inc.*             Exhibit 10.10 to First Western's 1995
                                                              Form 10-K

 10.11   Change in Control Agreement between Robert H. Young  Incorporated herein by reference to
         and First Western Bancorp, Inc.*                     Exhibit 10.11 to First Western's 1995
                                                              Form 10-K

EXHIBIT                                                              PRIOR FILING OR SEQUENTIAL
NUMBER                       DESCRIPTION                                     PAGE NUMBER
------                       -----------                                     -----------
 10.12   Change in Control Agreement between Stephen R. Sant  Incorporated herein by reference to
         and First Western Bancorp, Inc.*                     Exhibit 10.12 to First Western's 1995
                                                              Form 10-K

 10.13   Change in Control Agreement between Richard L.       Incorporated herein by reference to
         Stover and First Western Bancorp, Inc.*              Exhibit 10.12 to First Western's 1996
                                                              Form 10-K

 10.14   Employment Agreement between Richard L. Stover and
         First Western Bancorp, Inc.*

 10.15 Purchase and Assumption Agreement by and between First Western Bank, National Association as Buyer and PNC Bank, National Association Pittsburgh,
         Pennsylvania as Seller dated February 23, 1998

 13.1    Portions of the First Western Bancorp, Inc. 1997
         Annual Report to Shareholders

 20.1    First Western Bancorp, Inc. 1998 Annual
         Proxy Statement to Shareholders

 21.1    Subsidiaries of the Registrant

 23.1    Consent of Deloitte & Touche LLP

 27.1    Financial Data Schedule

---------

* Indicates exhibit is a management contract or compensation plan or arrangement.