Form 10-Q
period 1998-03-31
FIRST WESTERN BANCORP INC
filed 1998-05-15
CIK 740876

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998

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


                             (724) 652-8550
            (Registrant's telephone number, including area code)

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


The number of shares outstanding of the Registrant's common stock as of May 12, 1998 was:

          Common Stock, $5.00 par value - 11,172,387 shares outstanding

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

             Consolidated Balance Sheets:
              March 31, 1998, December 31, 1997 and
              March 31, 1997...........................................4

             Consolidated Statements of Income:
              Three months ended March 31, 1998
              and three months ended March 31, 1997....................5

             Consolidated Statements of Comprehensive Income:
              Three months ended March 31, 1998
              and three months ended March 31, 1997....................6

             Consolidated Statements of Changes
              in Shareholders' Equity:
              Three months ended March 31, 1998
              and three months ended March 31, 1997....................7

             Consolidated Statements of Cash Flows:
              Three months ended March 31, 1998
              and three months ended March 31, 1997....................8

             Notes to Consolidated Financial Statements...............10

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations............13

     Item 3. Quantitative and Qualitative disclosures about
             Market Risk..............................................26

Part II.  Other Information:

     Item 1. - Item 6.................................................26

     Signature........................................................27

/TABLE

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of First Western Bancorp, Inc.

We have reviewed the accompanying consolidated balance sheets of First Western Bancorp, Inc. and subsidiaries as of March 31, 1998 and
1997, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the three-month periods then ended. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of First Western Bancorp, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 23, 1998 (February 23, 1998 as to Note 23), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
April 21, 1998

Part I. Item 1. Financial Information

                                    FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                                (Dollars in thousands)
                                                      (Unaudited)

                                                                                March 31,     December 31,     March 31,
                                                                                  1998            1997           1997
                                                                              -------------   ------------   -------------
ASSETS:
-------
Cash and due from banks                                                       $      38,149   $     40,973   $      37,441
                                                                              -------------   ------------   -------------
Interest-bearing deposits with other banks                                            1,727          6,836           9,143
                                                                              -------------   ------------   -------------
Federal funds sold                                                                        -              _          14,300
                                                                              -------------   ------------   -------------
Securities available for sale
    (amortized cost of $366,926, $316,146 and $328,934)                             376,245        324,521         327,355
                                                                              -------------   ------------   -------------
Investment securities, held to maturity
    (market value of $99,611, $101,289 and $101,404)                                 98,614        100,151         102,220
                                                                              -------------   ------------   -------------
Mortgage-backed securities, held to maturity
    (market value of $117,597, $131,942 and $160,305)                               118,136        132,673         163,835
                                                                              -------------   ------------   -------------
Loans held for sale                                                                  20,601         39,840          13,474
                                                                              -------------   ------------   -------------
Loans (net of unearned income of $39,658, $38,946 and $34,175)                    1,001,977      1,046,363       1,008,244
Less: Allowance for possible loan losses                                             18,133         18,077          17,315
                                                                              -------------   ------------   -------------
    Net loans                                                                       983,844      1,028,286         990,929
                                                                              -------------   ------------   -------------
Premises and equipment                                                               20,290         20,996          19,290
                                                                              -------------   ------------   -------------
Bank-owned life insurance                                                            25,351         25,000               -
                                                                              -------------   ------------   -------------
Other assets                                                                         21,700         24,801          25,663
                                                                              -------------   ------------   -------------
            Total Assets                                                      $   1,704,657   $  1,744,077   $   1,703,650
                                                                              =============   ============   =============
LIABILITIES:
------------
Deposits:
    Noninterest-bearing demand                                                $     100,118    $   100,653   $      94,807
    Interest-bearing demand                                                          43,434         38,539          33,179
    Savings                                                                         360,020        385,363         345,492
    Time                                                                            634,460        667,784         703,537
                                                                              -------------   ------------   -------------
        Total deposits                                                            1,138,032      1,192,339       1,177,015
                                                                              -------------   ------------   -------------

Borrowed funds:
    Federal funds purchased and other short-term borrowings                          80,874         81,773          35,614
    Repurchase agreements and secured lines of credit                               111,964        121,756         162,400
    Advances from the Federal Home Loan Bank                                        177,400        156,000         144,000
                                                                              -------------   ------------   -------------
        Total borrowed funds                                                        370,238        359,529         342,014
                                                                              -------------   ------------   -------------

Long-term debt                                                                        3,868          4,258           5,577
                                                                              -------------   ------------   -------------
Other liabilities                                                                    24,482         25,272          27,815
                                                                              -------------   ------------   -------------
            Total Liabilities                                                     1,536,620      1,581,398       1,552,421
                                                                              -------------   ------------   -------------

Corporation-obligated mandatorily redeemable capital securities of subsidiary
    trust holding solely junior subordinated debentures of the Corporation           23,847         23,837          23,807
                                                                              -------------   ------------   -------------
SHAREHOLDERS' EQUITY:
---------------------
Preferred stock, no stated value, 4,000,000
    shares authorized, none issued                                                        -              -               -
Common stock, $5.00 par value, 20,000,000 shares authorized,
    11,815,398, 11,786,811 and 7,845,302 shares issued and
    11,162,267, 11,132,253 and 7,545,716 shares outstanding                          59,077         58,934          39,227
Additional paid-in capital                                                            3,225          2,611          22,089
Retained earnings                                                                    88,596         84,647          75,075
Accumulated other comprehensive income                                                6,057          5,443          (1,026)
Treasury stock, 610,273, 611,700 and 265,300 shares at cost                         (12,015)       (12,043)         (7,043)
Unallocated common stock held by ESOP (at cost)                                        (750)          (750)           (900)
                                                                              -------------   ------------   -------------
            Total Shareholders' Equity                                              144,190        138,842         127,422
                                                                              -------------   ------------   -------------
            Total Liabilities and Shareholders' Equity                        $   1,704,657   $  1,744,077   $   1,703,650
                                                                              =============   ============   =============

                   See Notes to Consolidated Financial Statements.

Part I. Item 1. Financial Information

                                    FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF INCOME
                                         (In thousands, except per share data)
                                                      (Unaudited)

                                                                       For the Three Months Ended
                                                                      -----------------------------
                                                                        March 31,       March 31,
                                                                          1998            1997
                                                                      -------------   -------------
INTEREST INCOME:
----------------
Interest and fees on loans                                            $      22,619   $      22,514
Interest on deposits with other banks                                            29             146
Interest on securities available for sale                                     5,587           4,351
Interest and dividends on investment securities:
     Taxable interest                                                           291             276
     Tax-exempt interest                                                        996           1,032
Interest on mortgage-backed securities                                        1,871           2,540
Interest on federal funds sold                                                    1             460
                                                                      -------------   -------------
         Total Interest Income                                               31,394          31,319
                                                                      -------------   -------------
INTEREST EXPENSE:
-----------------
Interest on deposits:
     Demand                                                                     313             217
     Savings                                                                  1,940           1,797
     Time                                                                     8,946           9,788
Interest on borrowed funds:
     Federal funds purchased and other short-term borrowings                  1,265             530
     Repurchase agreements and secured lines of credit                        1,819           2,620
     Advances from the Federal Home Loan Bank                                 2,396           2,042
Interest on long-term debt                                                       77             102
                                                                      -------------   -------------
         Total Interest Expense                                              16,756          17,096
                                                                      -------------   -------------

NET INTEREST INCOME                                                          14,638          14,223
     Provision for possible loan losses                                       1,000           1,974
                                                                      -------------   -------------

NET INTEREST INCOME AFTER PROVISION FOR
     POSSIBLE LOAN LOSSES                                                    13,638          12,249
                                                                      -------------   -------------
OTHER INCOME:
-------------
Trust fees                                                                      804             691
Service charges on deposit accounts                                           1,016             980
Net securities gains                                                             49               -
Net gains on loan sales                                                       1,419           4,793
Other operating income                                                        2,340           1,092
                                                                      -------------   -------------
         Total Other Income                                                   5,628           7,556
                                                                      -------------   -------------
OTHER EXPENSES:
---------------
Salaries and wages                                                            4,144           3,882
Employee benefits                                                             1,335           1,309
Net occupancy expense                                                           820             790
Equipment rentals, depreciation and maintenance                                 668             570
Professional fees                                                               451             487
Marketing                                                                       623             424
Minority interest expense                                                       584             341
Other operating expense                                                       2,803           3,171
                                                                      -------------   -------------
        Total Other Expenses                                                 11,428          10,974
                                                                      -------------   -------------

INCOME BEFORE INCOME TAXES                                                    7,838           8,831
        Income Taxes                                                          2,219           2,959
                                                                      -------------   -------------
NET INCOME                                                            $       5,619   $       5,872
                                                                      =============   =============

BASIC EARNINGS PER SHARE                                              $        0.50   $        0.51
                                                                      =============   =============
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                                    11,149          11,427
                                                                      =============   =============
DILUTED EARNINGS PER SHARE                                            $        0.49   $        0.51
                                                                      =============   =============
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                                  11,376          11,596
                                                                      =============   =============
DIVIDENDS PER SHARE                                                   $        0.15   $        0.13
                                                                      =============   =============
/Table>
                   See Notes To Consolidated Financial Statements.


Part I. Item 1. Financial Information

                                    FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                        (In thousands, except per share data)
                                                     (Unaudited)

                                                                       For the Three Months Ended
                                                                      -----------------------------
                                                                        March 31,       March 31,
                                                                          1998            1997
                                                                      -------------   -------------
Net income                                                            $       5,619   $       5,872

Other comprehensive income, net of tax:

     Unrealized holding gains (losses) arising during period                    646          (1,910)

     Less: reclassification adjustment for (gains) losses
           included in net income                                               (32)              -
                                                                      -------------   -------------
Other comprehensive income                                                      614          (1,910)
                                                                      -------------   -------------
Comprehensive income                                                  $       6,233   $       3,962
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

                                                                For the Three Months Ended March 31, 1998
                                              ------------------------------------------------------------------------------
                                                                                                              Common Stock
                                                                                     Accumulated              Held by ESOP
                                               Common Stock                             Other                   (at cost)
                                              ---------------              Retained  Comprehensive Treasury  ---------------
                                              Shares   Amount    Surplus   Earnings     Income       Stock   Shares   Amount
                                              ------------------------------------------------------------------------------
Balance - January 1, 1998                     11,787   $58,934   $ 2,611   $84,647     $ 5,443    ($12,043)   (43)    ($750)

Net income                                         -         -         -     5,619           -           -      -         -

Cash dividends paid ($0.15 per share)              -         -         -    (1,670)          -           -      -         -

Exercise of options, net of shares redeemed        3        17       (17)        -           -           -      -         -

Common stock issued for dividend reinvestment     25       126       594         -           -           -      -         -

Value of ESOP share to be allocated in excess
    of cost                                        -         -        23         -           -           -      -         -

Treasury stock issued                              -         -        14         -           -          28      -         -

Net change in unrealized appreciation
    in securities available
    for sale                                       -         -         -         -         614           -      -         -
                                              ------------------------------------------------------------------------------
Balance - March 31, 1998                      11,815   $59,077    $3,225   $88,596      $6,057    ($12,015)   (43)    ($750)
                                              ==============================================================================




                                                              For the Three Ended March 31, 1997
                                              ------------------------------------------------------------------------------
                                                                                                             Common Stock
                                                                                    Accumulated              Held by ESOP
                                               Common Stock                             Other                   (at cost)
                                              ---------------              Retained Comprehensive Treasury   ---------------
                                              Shares   Amount    Surplus   Earnings     Income      Stock    Shares   Amount
                                              ------------------------------------------------------------------------------
Balance - January 1, 1997                      7,836   $39,179   $22,064   $70,736      $  884     ($4,242)   (34)     ($900)

Net income                                         -         -         -     5,872           -           -      -          -

Cash dividends paid ($0.13 per share)              -         -         -    (1,533)          -           -      -          -

Exercise of options, net of shares redeemed        9        48        25         -           -           -      -          -

Treasury stock purchased                           -         -         -         -           -      (2,801)     -          -

Net change in unrealized appreciation
   (depreciation) in securities available
    for sale                                       -         -         -         -      (1,910)          -      -          -
                                              ------------------------------------------------------------------------------
Balance - March 31, 1997                       7,845   $39,227   $22,089   $75,075     ($1,026)    ($7,043)   (34)     ($900)
                                              ==============================================================================



                 See Notes To Consolidated Financial Statements.

Part I. Item 1. Financial Information

                                    FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (In thousands)
                                                        (Unaudited)
                                                                                 For the Three Months Ended
                                                                                -----------------------------
                                                                                  March 31,       March 31,
                                                                                    1998            1997
                                                                                -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net income                                                                       $      5,619    $      5,872
                                                                                -------------   -------------
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                                        629             583
      Amortization and accretion                                                          555             495
      Provision for possible loan losses                                                1,000           1,974
      Gain on sale of securities                                                          (49)              -
      Gain on sale of loans                                                            (1,419)         (4,793)
      Gain on sale of branch offices                                                   (1,071)              -
      Proceeds from loan sales                                                         94,784         105,646
      Provision for deferred taxes                                                         33             576
      Increase in interest receivable                                                    (227)         (1,368)
      (Decrease) increase in interest payable                                            (521)             25
      Other - net                                                                        (813)          1,452
                                                                                -------------   -------------
   Total adjustments                                                                   92,901         104,590
                                                                                -------------   -------------
Net cash provided by operating activities                                              98,520         110,462
                                                                                -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Proceeds from sales of securities available for sale                                    3,869              53
Proceeds from maturity or paydown of securities available for sale                     44,171          32,041
Purchase of securities available for sale                                             (99,552)       (158,202)
Proceeds from maturity or paydown of investment securities                             25,827          12,500
Purchase of investment securities                                                      (9,783)         (2,181)
Proceeds from sale of credit card loan portfolio                                            -          21,801
Net increase in loans                                                                 (31,172)        (30,810)
Decrease (increase) in deposits with other banks                                        5,109          (7,373)
Decrease in federal funds sold                                                              -          23,100
Purchase of premises and equipment                                                       (901)           (395)
Proceeds from sale of premises and equipment                                               94              11
Proceeds from sale of other real estate owned                                              69             393
Cash paid for branch office sale                                                      (40,884)              -
                                                                                -------------   -------------
Net cash used in investing activities                                                (103,153)       (109,062)
                                                                                -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
Net (decrease) increase in deposits                                                    (7,602)         28,129
Net (decrease) increase in federal funds purchased and other
   short-term borrowings                                                                 (899)          2,412
Net decrease in repurchase agreements and secured lines of credit                      (9,792)        (49,670)
Net increase in advances from the Federal Home Loan Bank                               21,400               -
Proceeds from issuance of capital securities, net of issuance costs                         -          23,800
Payments on long-term debt                                                               (390)           (390)
Proceeds from exercise of stock options                                                     -              73
Proceeds from common stock issued for dividend reinvestment plan                          720               -
Treasury stock purchased                                                                    -          (2,801)
Treasury stock issued                                                                      42               -
Dividends paid on common stock                                                         (1,670)         (1,533)
                                                                                -------------   -------------
Net cash provided by financing activities                                               1,809              20
                                                                                -------------   -------------
NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS                                     (2,824)          1,420

CASH AND DUE FROM BANKS - Beginning of year                                            40,973          36,021
                                                                                -------------   -------------
CASH AND DUE FROM BANKS - End of period                                          $     38,149    $     37,441
                                                                                =============   =============

                   See Notes To Consolidated Financial Statements

Part I. Item 1. Financial Information

                            FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                          (In thousands)
                                           (Unaudited)

                                                                                 For the Three Months Ended
                                                                                -----------------------------
                                                                                  March 31,       March 31,
                                                                                    1998            1997
                                                                                -------------   -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for:

      Interest                                                                  $      17,277   $      17,071
                                                                                =============   =============
      Income taxes                                                              $         268   $       1,673
                                                                                =============   =============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:

   Deposits sold in branch disposition                                          $      46,702   $           -
                                                                                =============   =============
   Securities purchased settling after March 31                                 $       1,133   $       3,042
                                                                                =============   =============
   Securities sold settling after March 31                                      $         263   $           -
                                                                                =============   =============
   Transfers to other real estate owned                                         $         452   $         222
                                                                                =============   =============
   Net change in unrealized appreciation (depreciation) in securities
      available for sale, net of income tax effects                             $         614   $      (1,910)
                                                                                =============   =============



                   See Notes To Consolidated Financial Statements.




               FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                               (Unaudited)

1.  Principles of Consolidation:

        The consolidated financial statements include the accounts of First Western Bancorp, Inc. ("First Western") and its wholly-owned subsidiaries:
First Western Bank, National Association ("First Western Bank, N.A."); First Western Trust Services Company ("Trust Services"); First Western Investment Services Company ("Investment Services") and First Western Capital Trust I ("Capital Trust"). All significant intercompany transactions have been eliminated in consolidation.

        The consolidated balance sheets as of March 31, 1998 and March 31, 1997, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the three month periods ended March 31, 1998 and 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

        The financial statements and notes are presented as permitted by Form 10-Q. The interim statements are unaudited and should be read in conjunction with the financial statements and notes thereto contained in First Western's 1997 Annual Report on Form 10-K.


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


3. Recent Accounting Pronouncements:

        In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income", which requires businesses to disclose comprehensive income and its components in their general-purpose financial statements. This statement requires the reporting of all items of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements.
This statement is effective for fiscal years beginning after December 15, 1997, with reclassification of comparative financial statements and is applicable to interim periods.

        First Western has chosen to disclose comprehensive income in a separate income statement, in which the components of comprehensive income are displayed net of income taxes. The following tables set forth the related tax effects allocated to each element of comprehensive income for the three months ended March 31, 1998 and 1997:


                                                                                  Three Months Ended March 31, 1998
                                                                              ---------------------------------------------
                                                                                Pre-tax       Tax (Expense)    Net-of-tax
                                                                                 Amount        or Benefit        Amount
                                                                              -------------   -------------   -------------
Unrealized gains (losses) on securities:

  Unrealized holding gains (losses) arising during period                     $         993   $        (347)  $         646

  Less: reclassification adjustment for (gains) losses realized in net income           (49)             17             (32)
                                                                              -------------   -------------   -------------
  Net unrealized gains (losses)                                                         944            (330)            614
                                                                              -------------   -------------   -------------
Other comprehensive income                                                    $         944   $        (330)  $         614
                                                                              =============   =============   =============


                                                                                  Three Months Ended March 31, 1997
                                                                              ---------------------------------------------
                                                                                Pre-tax       Tax (Expense)    Net-of-tax
                                                                                 Amount        or Benefit        Amount
                                                                              -------------   -------------   -------------
Unrealized gains (losses) on securities:

  Unrealized holding gains (losses) arising during period                     $      (2,939)  $       1,029   $      (1,910)

  Less: reclassification adjustment for (gains) losses realized in net income             -               -               -
                                                                              -------------   -------------   -------------
  Net unrealized gains (losses)                                                      (2,939)          1,029          (1,910)
                                                                              -------------   -------------   -------------
Other comprehensive income                                                    $      (2,939)  $       1,029   $      (1,910)
                                                                              =============   =============   =============



        The following table sets forth the components of accumulated other comprehensive income for the three months ended March 31, 1998 and 1997:

                                                                              Three Months Ended March 31,
                                                                              ----------------------------
                                                                                  1998            1997
                                                                              -------------   ------------
Beginning balance                                                             $       5,443   $        884

Unrealized gains (losses) on securities, net of taxes                                   614         (1,910)
                                                                              -------------   ------------
Ending balance                                                                $       6,057   $     (1,026)
                                                                              =============   ============


        In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for financial statements for periods beginning after December 15, 1997. Statement No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about
a company's operating segments.   First Western is not required to disclose
segment information in accordance with Statement No. 131 until its 1998 annual report, at which time it will restate prior years' segment disclosures to conform to the Statement No. 131 segment presentation, if applicable. In First Western's first quarter 1999 report, and in subsequent quarters, First Western will present the interim disclosures required by Statement No. 131 for both 1999 and 1998. First Western has not completed its analysis of which operating segments it will report on, if any.

        In February 1998, the FASB issued Statement No. 132, "Employers' Disclosure About Pension and Other Post-Retirement Benefits". This statement will require certain footnote disclosures related to pension and other retiree benefits. Implementation of this standard is required for fiscal year 1998.


4. Branch Purchases and Sales:

        In January 1998, First Western completed the sale of its three Lake County, Ohio branches to FirstMerit Bank. These branches had approximately $47 million in deposits. First Western realized a net gain of $1.1 million on this transaction.

        On February 23, 1998, First Western Bank, N.A. agreed to purchase 16 branches in western Pennsylvania from PNC Bank. The agreement includes the acquisition of the 16 PNC Bank branches, related deposits, consumer loans, small business banking relationships and certain brokerage relationships of the following branches: Farrell, Grove City, Hermitage, Sharon, Transfer and West Middlesex (Mercer County); Beaver, Chippewa, Midland and New Brighton (Beaver County); Ebensburg and Barnesboro (Cambria County); Evans City (Butler County); McDonald (Washington County); Punxsutawney (Jefferson County); and Kiski Valley (Westmoreland County). First Western will acquire approximately $415 million in deposits, $71 million in consumer and small business loans, and $23 million in brokerage assets, along with related fixed assets, leases, safe deposit business and other agreements. First Western will pay consideration of approximately $58 million for the deposit and brokerage relationships and the right to acquire, at book value, the loan portfolio and the real estate and related assets of the 16 branches. The transaction is subject to regulatory approval and is expected to be completed by mid-year 1998.

Part 1. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of operations for the three months ended March 31, 1998 compared with the three months ended March 31, 1997:

        For the three months ended March 31, 1998, First Western's net income was $5.6 million compared with $5.9 million for the three months ended
March 31, 1997. First Western's net income decreased $253,000 or 4.3% from the first three months of 1997 to the first three months of 1998 primarily due to a $3.4 million decrease in net gains realized on loan sales with this decrease in income partially offset by a $1.1 million gain realized on the sale of certain branches and a $1.0 million decrease in the provision for possible loan losses. First Western's basic and diluted earnings per share for the first quarter of 1998 were $0.50 and $0.49, respectively, compared with $0.51 and $0.51 for the first quarter of 1997. First
Western's return on average assets and return on average equity for the first three months of 1998 were 1.32% and 16.15%, respectively, compared with 1.39% and 18.50% for the first three months of 1997, with the decrease in these ratios primarily attributable to the lower net gains on loan sales realized during the first quarter of 1998.


Net Interest Income:

        First Western's net interest income was $14.6 million for the three months ended March 31, 1998, increasing $415,000 or 2.9% from $14.2 million for the first three months of 1997. The increase in net interest income was generated by an increase in First Western's net interest margin along with a $223,000 recovery of interest on a loan that paid-off that had been classified as nonaccrual. First Western's average earning assets decreased $25.7 million or 1.6% for the first quarter of 1998 compared with the first quarter of 1997. The decrease in average earning assets was primarily due to a $12.7 million decrease in average loans due to sales of residential mortgage loans during the first quarter of 1998. Average earning assets also decreased due to the purchase of bank-owned life insurance during the fourth quarter of 1997 and as a result of the sale of the three Lake County, Ohio branches which decreased deposits by $47 million.

        First Western's net interest margin or net interest income expressed as a percentage of average earning assets was 3.80% for the first three months of 1998 compared with 3.64% for the first three months of 1997. The increase in First Western's net interest margin was due to a 14 basis point increase in the First Western's yield on earning assets due primarily to an increase in loan yields. First Western's loan yields increased due in part to the interest recovery on a nonaccrual loan that paid off during the first quarter of 1998. First Western's yield on earning assets also improved for the first quarter of 1998 compared with the prior year due to First Western maintaining a lower level of federal funds sold which have a lower yield than loans or securities. First Western's cost of funds decreased for the first three months of 1998 compared with the prior year due to decreases in the rates paid for deposits. The decrease in the cost of funds, due to a decrease in deposit costs, was partially offset by First Western increasing its borrowed funds, which generally have a higher cost than retail deposits, due to the sale of the

Lake County branches.


Provision for Possible Loan Losses:

        First Western's provision for possible loan losses was $1.0 million for the first three months of 1998, decreasing $1.0 million from $2.0 million for the first three months of 1997. The provision for possible loan losses of $1.0 million recorded in the first quarter of 1998 represents the fourth consecutive quarter of First Western recording a provision for possible loan losses of $1.0 million. During 1996, First Western experienced charge-offs in the consumer loan portfolio that were in excess of First Western's historical charge-off rates. The decrease in the provision for possible loan losses for the first quarter of 1998 compared with the first quarter of 1997 reflects the consumer loan charge-offs returning closer to First Western's historical levels during 1997 along with an increase in the allowance for possible loan losses as a percentage
of loans and a decrease in nonaccrual loans.   First Western's net charge-
offs for the first three months of 1998 were $944,000 or 0.36% of average loans, compared with $713,000 or 0.27% of average loans for the first three months of 1997. Substantially all of First Western's charge-offs for the first three months of 1998 and 1997 were consumer loans, primarily indirect automobile loans. First Western's net charge-offs (recoveries) by loan type are as follows (in thousands):


                                                                                Three months ended March 31,
                                                                               -------------------------------
                                                                                  1998                 1997
                                                                               ----------           ----------
    Commercial, financial and agricultural loans..........................     $       (5)          $      (12)
    Real estate construction loans........................................              -                    -
    Real estate mortgage loans............................................            (64)                   9
    Installment loans.....................................................          1,013                  716
                                                                               ----------           ----------
       Total net charge-offs..............................................     $      944           $      713
                                                                               ==========           ==========
    Net charge-offs as a percentage of
       average loans......................................................           0.36%                0.27%
                                                                               ==========           ==========

Other Income and Other Expenses:

        Other income decreased $1.9 million or 25.5% from $7.6 million for the first three months of 1997 to $5.6 million for the first three months of 1998 primarily due to a $3.4 million decrease in net gains on loan sales. Partially offsetting the decrease in net gains on loan sales for the first three months of 1998 compared with the prior year was a $1.1 million gain realized on the sale of the three Lake County, Ohio branches.

        Trust fees increased $113,000 or 16.4% from $691,000 for the first three months of 1997 to $804,000 for the first three months of 1998 primarily due to an increase in trust assets managed by First Western. The market value of the trust assets managed by First Western increased $255 million or 51.5% from $495 million at March 31, 1997 to $750 million at March 31, 1998.

        During the first three months of 1998, First Western realized net gains on loan sales of $1.4 million compared with a gain of $4.8 million for the first three months of 1997. The gains on loan sales realized by First Western during the first quarter of 1998 were the result of First Western selling $92.3 million of residential mortgage loans. Most of the gains during the first three months of 1997 were the result of First Western completing the sale of its credit card portfolio. First Western also completed the sale of approximately $100 million of mortgage loans during the first quarter of 1997 with the loss on the sale of these mortgage loans recorded during the fourth quarter of 1996.

        Other operating income increased $1.2 million from $1.1 million for the first three months of 1997 to $2.3 million for the first three months of 1998 due to a $1.1 million gain realized on the sale of First Western's Lake County branches. First Western's Lake County branches had deposits of $47 million when they were sold and First Western received a total premium of approximately $5.3 million on this sale with $4.2 million of this premium used to eliminate the remaining intangible assets related to those branches. Other operating income also increased due to $351,000 of income from bank-owned life insurance ("BOLI") recognized by First Western during the first quarter of 1998. First Western purchased $25 million of BOLI during the fourth quarter of 1997. These increases in other operating income were partially offset by decreases in income from loan servicing and credit card program fees due to the completion of the sale of First Western's credit card program during the first half of 1997.

        Total other expenses for the first three months of 1998 were $11.4 million, increasing $454,000 or 4.1%, from $11.0 million due to increases in salaries and employee benefits expense and minority interest expense.

        First Western's salary and employee benefits expense increased a combined $288,000 or 5.5% for the first three months of 1998 compared with the first three months of 1997. Salaries and employee benefits expense increased due to normal salary and wage increases with the increase in salaries and wage expense partially offset by an increase in the deferral of salaries and wages related to loan originations due to an increase in loans originated, particularly residential mortgage loans due to the low, long-term interest rates experienced during the first quarter of 1998.

        For the three month period ended March 31, 1998, First Western's marketing expense increased $199,000 or 46.9% compared with the prior year due to First Western undertaking a $1.5 million corporate image campaign. This image campaign is intended to heighten the visibility of First Western in its market areas with particular attention being given to markets where First Western's surveys have indicated a low level of name recognition of First Western by potential customers.

        Minority interest expense increased $243,000 from $341,000 for the first quarter of 1997 to $584,000 for the first quarter of 1998 due to the trust preferred securities being issued approximately halfway through the first quarter of 1997. In February 1997, First Western completed the private placement of $25 million of trust preferred capital securities issued by First Western's Delaware trust subsidiary, First Western Capital Trust I. The distributions payable on the securities have been recorded as minority interest expense.

        Other operating expenses decreased $368,000 from $3.2 million for the first quarter of 1997 to $2.8 million for the first quarter of 1998. This decrease was due to a $208,000 decrease in bad check and fraud losses and decreased credit card program expenses and credit card data processing due to the completion of the sale of First Western's credit card programs during the first quarter of 1997.  Partially offsetting these decreases was a $101,000 increase in Pennsylvania bank shares tax expense which is a result of the merger of First Western's former thrift subsidiary, First
Western Bank, F.S.B., into First Western Bank, N.A.   As a thrift, First
Western Bank, F.S.B. formerly paid state income tax instead of shares tax.
As a result of the merger of First Western Bank, F.S.B. into First Western Bank, N.A. in September 1997, First Western will have increased
Pennsylvania shares tax expense and decreased state income tax expense.


Income Taxes:

        First Western's income tax expense was $2.2 million for the first three months of 1998 compared with $3.0 million for the first three months of 1997. The decrease in First Western's income tax expense was due to a decrease in pre-tax earnings along with the elimination of the state income taxes paid by First Western's former thrift subsidiary. First Western's effective tax rate for the three months ended March 31, 1998 was 28.3% compared with 33.5% for the first three months of 1997. The decrease in First Western's effective tax rate from 1997 to 1998 was due to First Western having a decreased level of fully-taxable income as compared with pretax earnings as a result of the decrease in gains on loan sales and also due to the elimination of the state income tax on the thrift subsidiary.

Financial Condition as of March 31, 1998 as compared with December 31, 1997 and March 31, 1997.

        As of March 31, 1998, First Western's total assets were $1.705 billion compared with $1.744 billion at December 31, 1997 and $1.704 billion at March 31, 1997. During the first three months of 1998, First Western's total assets decreased $39.4 million due to sales of residential mortgage loans. Total average assets for the first three months of 1998 were $1.722 billion compared with $1.713 billion for the first three months of 1997, an increase of 0.6%.


Purchase of PNC Branches

        On February 23, 1998, First Western Bank, N.A. agreed to purchase 16 branches in western Pennsylvania from PNC Bank. The agreement includes the acquisition of the 16 PNC Bank branches, related deposits, consumer loans, small business banking relationships and certain brokerage relationships of the following branches: Farrell, Grove City, Hermitage, Sharon, Transfer and West Middlesex (Mercer County); Beaver, Chippewa, Midland and New Brighton (Beaver County); Ebensburg and Barnesboro (Cambria County); Evans City (Butler County); McDonald (Washington County); Punxsutawney (Jefferson County); and Kiski Valley (Westmoreland County). First Western will acquire approximately $415 million in deposits, $71 million in consumer and small business loans, and $23 million in brokerage assets, along with related fixed assets, leases, safe deposit business and other agreements. First Western will pay consideration of approximately $58 million for the deposit and brokerage relationships and the right to acquire, at book value, the loan portfolio and the real estate and related assets of the 16 branches. The transaction is subject to regulatory approval and is expected to be completed by mid-year 1998.

Loan Portfolio:

        Net loans, including loans held for sale, decreased $63.6 million or 5.9% during the first three months of 1998 with this decrease in loans primarily due to the sale of approximately $92 million of residential mortgage loans. During the first quarter of 1998, First Western sold residential mortgage loans in anticipation of an increase in prepayments due to the low, long-term interest rate environment. First Western realized net gains of $1.4 million on these loan sales during the first quarter of 1998. Partially offsetting the decrease in loans due to the residential mortgage loan sales were residential mortgage loan originations of $28.1 million. The following table shows the composition of First Western's loan portfolio, including loans held for sale, at March 31, 1998, December 31, 1997 and March 31, 1997:

                                             March 31, 1998              December 31, 1997                March 31, 1997
                                        ------------------------       ----------------------        -----------------------
                                           Amount        Percent          Amount      Percent           Amount       Percent
                                        ------------    --------       -----------   --------        -----------    --------
                                                                            (Dollars in Thousands)
Commercial, financial and agricultural:
    Automobile floorplan loans.......   $     30,827         3.0%      $    31,013        2.8%       $    28,883         2.8%
    Loans to municipalities..........          6,202         0.6             6,140        0.6             10,149         1.0
    Other commercial loans...........        106,560        10.4           105,323        9.7             93,479         9.1
                                        ------------    --------       -----------   --------        -----------    --------
      Subtotal.......................        143,589        14.0           142,476       13.1            132,511        12.9
                                        ------------    --------       -----------   --------        -----------    --------
Real estate-construction.............         13,121         1.3            14,450        1.4             15,967         1.6
                                        ------------    --------       -----------   --------        -----------    --------
Real estate-mortgage:
  1-4 Family residential.............        321,574        31.4           385,702       35.5            345,108        33.8
  Multi-family residential...........         29,322         2.9            29,331        2.7             38,012         3.7
  Home equity........................         58,200         5.7            56,811        5.2             50,961         5.0
  Commercial and other...............        172,015        16.8           172,559       15.9            163,027        16.0
                                        ------------    --------       -----------   --------        -----------    --------
    Subtotal.........................        581,111        56.8           644,403       59.3            597,108        58.5
                                        ------------    --------       -----------   --------        -----------    --------
Installment:
  Credit cards.......................              -           -                 -          -                298           -
  Installment and other..............        284,757        27.9           284,874       26.2            275,834        27.0
                                        ------------    --------       -----------   --------        -----------    --------
    Subtotal.........................        284,757        27.9           284,874       26.2            276,132        27.0
                                        ------------    --------       -----------   --------        -----------    --------
    Total............................   $  1,022,578       100.0%      $ 1,086,203      100.0%       $ 1,021,718       100.0%
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

        First Western's delinquent loans, nonaccrual loans and nonperforming assets consisted of the following at March 31, 1998, December 31, 1997 and March 31, 1997:

                                                                  March 31,      December 31,    March 31,
                                                                    1998            1997           1997
                                                                -------------   ------------   -------------
                                                                      (Dollars in Thousands)
    Loans delinquent and still accruing interest:
      Loans past due 30 to 89 days ...........................  $       5,777   $      8,703   $       5,636
      Loans past due 90 days or more .........................          2,150          2,466           1,105
                                                                -------------   ------------   -------------
        Total loan delinquencies .............................  $       7,927   $     11,169   $       6,741
                                                                =============   ============   =============

    Nonaccrual loans .........................................  $       2,913   $      2,634   $       4,770
    Other real estate owned ..................................            777            382             330
                                                                -------------   ------------   -------------
    Total nonperforming assets ...............................  $       3,690   $      3,016   $       5,100
                                                                =============   ============   =============

    Total nonperforming assets and loans
      past due 90 days or more ...............................  $       5,840   $      5,482   $       6,205
                                                                =============   ============   =============

    Nonaccrual loans to total loans ..........................           0.28 %         0.24 %          0.47 %

    Nonperforming assets to total loans
      and other real estate owned ............................           0.36 %         0.28 %          0.50 %

    Nonperforming assets to total assets .....................           0.22 %         0.17 %          0.30 %

    Nonperforming assets and loans past due
      90 days or more to total assets ........................           0.34 %         0.31 %          0.36 %

    Nonaccrual loans and loans past due
      90 days or more to total loans .........................           0.50 %         0.47 %          0.58 %

    Allowance for possible loan losses
      to nonaccrual loans ....................................         622.39 %       686.33 %        362.98 %

    Allowance for possible loan losses
      to loans past due 90 days or more
      and nonaccrual loans ...................................         358.10 %       354.43 %        294.72 %

    Allowance for possible loan losses to
      total loans ............................................           1.77 %         1.66 %          1.69 %

        First Western's total delinquencies, excluding nonaccrual loans, decreased $3.2 million from $11.2 million at December 31, 1997 to $7.9 million at March 31, 1998 due to a $2.9 million decrease in loans past due 30-89 days along with a $316,000 decrease in loans past due 90 days or more. Consumer loan delinquencies decreased $1.6 million for the three months ended March 31, 1998. Most of the increase in delinquencies from March 31, 1997 to March 31, 1998 has been due to increased delinquencies of consumer loans and residential mortgage loans. First Western's delinquent loans by type are as follows at March 31, 1998, December 31, 1997 and March 31, 1997:

                                              March 31, 1998         December 31, 1997        March 31, 1997
                                            ------------------       -----------------      ------------------
                                                                     (Dollars in Thousands)
    Commercial, financial and
      agricultural.......................   $                -       $             592      $               41
                                            ------------------       -----------------      ------------------
    Real estate-mortgage:
      1-4 Family residential.............                1,454                     974                     793
      Home equity........................                    4                      54                     305
      Commercial and other...............                    -                   1,517                       -
                                            ------------------       -----------------      ------------------
        Subtotal.........................                1,458                   2,545                   1,098
                                            ------------------       -----------------      ------------------
    Installment and other................                6,469                   8,032                   5,602
                                            ------------------       -----------------      ------------------
    Total................................   $            7,927       $          11,169      $            6,741
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

        First Western believes that the allowance for possible loan losses of $18.1 million at March 31, 1998 is adequate to cover losses inherent in the portfolio as of such date. However, there can be no assurance that First Western will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at March 31, 1998.

Investment Securities, Mortgage-Backed Securities, and Securities Available for Sale:

        Investment securities and mortgage-backed securities decreased a combined $16.1 million during the first three months of 1998 with this decrease due to maturities and paydowns. The market value of First Western's investment securities and mortgage-backed securities held to maturity was a combined $217.2 million, $458,000 or 0.2% above the amortized cost of $216.8 million. First Western's portfolio of investment securities and mortgage-backed securities had a market value above amortized cost of $407,000 or 0.2% at December 31, 1997.

        Securities available for sale increased $51.7 million during the first three months of 1998 with this increase the result of First Western purchasing securities available for sale with the funds provided by the first quarter 1998 loan sales. Securities available for sale increased
$48.9 million from $327.4 million at March 31, 1997 to $376.2 million at March 31, 1998 with this increase due to the purchase of securities using the funds provided by loan sales. At March 31, 1998, First Western had net unrealized appreciation on securities available for sale of $9.3 million compared with unrealized appreciation of $8.4 million and unrealized depreciation of $1.6 million at December 31, 1997 and March 31, 1997, respectively.


Deposits:

        Total deposits decreased $54.3 million or 4.6% from $1.192 billion at December 31, 1997 to $1.138 billion at March 31, 1998. Deposits decreased during the first three months of 1998 primarily due to the sale of First Western's three branches in Lake County Ohio. Deposits also decreased during the first quarter of 1997 due to a $22.7 million decrease in money market deposits from First Western's trust subsidiary. The Lake County branches had approximately $47 million of deposits. First Western's deposits decreased $39.0 million from March 31, 1997 to March 31, 1998 with most of this decrease attributable to the sale of the Lake County branches in 1998 along with the sale of the Oil City and Slippery Rock, Pennsylvania branches in 1997, with the decrease in deposits resulting from these sales partially offset by the purchase of a branch in Chicora, Pennsylvania in 1997.


Borrowed Funds:

        First Western's borrowed funds increased $10.7 million during the first three months of 1998 from $359.5 million at December 31, 1997 to $370.2 million at March 31, 1998. First Western increased its borrowings during the first three months of 1998 as a result of the branch sales and the decrease in trust deposits. Total borrowed funds increased $28.2 million from March 31, 1997 to March 31, 1998 as these borrowings were increased primarily as a result of the branch sales.

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


Shareholders' Equity:

        Shareholders' equity increased $5.3 million during the first three months of 1998 primarily due to the retention of earnings, the issuance of shares under First Western's dividend reinvestment plan and a $614,000 increase in the market value of securities available for sale, net of income tax effects. First Western's capital ratios improved from December 31, 1997 to March 31, 1998 as a result of the retention of earnings along with a reduction in total assets as a result of the residential mortgage loan sales and a reduction in intangible assets resulting from the sale of the Lake County branches.

        The pending acquisition of 16 branches from PNC Bank will result in a reduction in the capital ratios of First Western Bank, N.A. and First
Western as a result of the increase in assets and also due to the intangible assets resulting from the consideration paid. As a result of this transaction, it is anticipated that the capital ratios of First
Western Bank, N.A. and First Western should continue to exceed the minimum ratios for capital adequacy purposes; however, First Western Bank, N.A.'s capital ratios may, for a period of time, be below the ratios required to be considered "well capitalized" under prompt corrective action provisions without further contributions of capital from the parent company or other balance sheet strategies. On a proforma basis, First Western's Tier I leverage ratio on or about the date of the purchase of the PNC branches will be approximately 5 percent.

        The following table presents First Western's capital ratios at March 31, 1998 and December 31, 1997:


                                                                    March 31,                December 31,
                                                                      1998                       1997
                                                                  -------------              ------------
                                                                         (Dollars in Thousands)
Tier I:
  Common shareholders' equity ..............................      $     144,190              $    138,842
  Non-exempt intangible assets .............................             (4,855)                   (9,262)
  Trust preferred capital securities........................             23,847                    23,837
  Unrealized appreciation in securities
    available for sale .....................................             (6,057)                   (5,443)
                                                                  -------------              ------------
      Total Tier I .........................................            157,125                   147,974
                                                                  -------------              ------------
Tier II:
  Qualifying allowance for possible loan losses ............             13,458                    13,658
                                                                  -------------              ------------
      Total Tier II ........................................             13,458                    13,658
                                                                  -------------              ------------
Total capital ..............................................      $     170,583              $    161,632
                                                                  =============              ============
Risk weighted assets .......................................      $   1,071,931              $  1,088,249
                                                                  =============              ============

Tier I capital ratio .......................................              14.66%                    13.60%
                                                                  =============              ============

Required Tier I capital ratio ..............................               4.00%                     4.00%
                                                                  =============              ============

Total capital ratio ........................................              15.91%                    14.85%
                                                                  =============              ============

Required total capital ratio ...............................               8.00%                     8.00%
                                                                  =============              ============

Tier I leverage ratio ......................................               9.15%                     8.73%
                                                                  =============              ============

Required Tier I leverage ratio * ...........................               3.00%                     3.00%
                                                                  =============              ============

* For all but the most highly rated, low risk profile organizations, the minimum Tier I leverage ratio is to be 3% plus a cushion of 100 to 200 basis points.

Liquidity and Cash Flows:

        Liquidity is the ability to provide the cash necessary to meet customer credit needs, satisfy depositor withdrawal requirements and to pay-off short-term borrowings. One source of liquidity is cash and due from banks and short-term assets such as interest-bearing deposits in other banks and federal funds sold, which totaled $39.9 million at March 31, 1998 as compared with $47.8 million at December 31, 1997 and $60.9 million at March 31, 1997. Another source of liquidity is borrowing capability.
First Western's banking subsidiaries have a variety of sources of short-term liquidity available to them, including federal funds purchased from correspondent banks, sales of securities available for sale, sales of securities under agreements to repurchase, the Federal Reserve discount window, interbank deposits, FHLB advances and loan participations or sales. First Western also generates liquidity from the regular principal payments and prepayments made on its portfolio of loans and mortgage-backed securities. First Western's banking subsidiaries had $28.0 million of unused overnight credit lines available at March 31, 1998.

        First Western's operating activities provided cash flows of $98.5 million during the first three months of 1998 compared with $110.5 million during the first three months of 1997. Loan sales provided $94.8 million and $105.6 million of the cash flows from operating activities for the three months ended March 31, 1998 and 1997, respectively.

        Investing activities used cash flows of $103.2 million during the first three months of 1998 compared with using cash flows of $109.1 million for the first three months of 1997. The growth of the portfolio of securities available for sale during the first three months of 1998 used net cash flows of $51.5 million compared with $126.1 million for the first three months of 1997. The cash flows to fund the increase in securities available for sale during the first three months of 1998 and 1997 came from the sale of loans. The growth of the portfolio of loans not designated as held for sale used net cash flows of $31.2 million during the first three months of 1998 compared with $30.8 million for the first three months of 1997. During the first quarter of 1998, First Western sold three branches which used cash flows of $40.9 million.

        Financing activities provided cash flows of $1.8 million during the first three months of 1998 primarily due to an increase in borrowings providing net cash flows of $10.7 million and a net decrease in deposits, exclusive of the deposits that were sold, using cash flows of $7.6 million. During the first quarter of 1997, financing activities provided $20,000 of cash flows with deposit growth providing $28.1 million and the trust preferred offering providing $23.8 million with these increases offset by a $47.3 million decrease in borrowed funds.


Year 2000 Data Processing Considerations:

        First Western's management has completed an assessment of the vulnerability of First Western's computer systems to potential year 2000 processing problems. First Western is currently in the process of updating its software to ensure its ability to operate properly into the next century. Management has also required all of First Western's software vendors to assess their year 2000 readiness. Management does not anticipate any significant costs to ensure First Western's readiness for the year 2000 beyond the regularly scheduled software and hardware upgrades; however, further testing could uncover potential problems that may result in significant costs for First Western.


Other:

        Certain of the statements and information in this Form 10-Q may be forward looking statements. For a discussion of the factors that may affect these statements refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations in First Western's Annual Report on Form 10-K for the year ended December 31, 1997.

Part I. Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Since December 31, 1997, there have been no significant changes in First Western's exposure to interest rate risk. The interest rate environment has remained relatively flat since year-end 1997 and there have been no significant changes in market risk. A complete discussion of market risk is included in First Western's 1997 report on Form 10-K.


Part II. Other Information

Item 1-3. Not applicable.

Item 4. Submission of Matters to a vote of Security Holders:

        First Western's Annual Meeting of Shareholders was held on April 21, 1998. The following directors were elected for three year terms expiring in 2001: Wendell H. Boyd, Robert C. Duvall and Louis J. Kasing, Jr. John
W. Sant was elected for a one year term expiring in 1999.

        The shareholders also approved the Equity Compensation Plan for Non-Employee Directors of First Western Bancorp, Inc. and First Western Bank, N.A. with 7,177,678 shares voted in the affirmative, 707,688 shares voted in the negative and 236,375 shares abstaining.

Item 5.  Not Applicable.

Item 6. Exhibits and Reports on Form 8-K:

     a. Exhibits:

        10.1 Equity Compensation Plan for Non-Employee Directors of First Western Bancorp, Inc. and First Western Bank, N.A.*

        15.1 Letter re: Unaudited Interim Financial Information

        27.1 Financial Data Schedule

     b. Reports on Form 8-K:

        A report on Form 8-K under item 5 dated February 23, 1998 was filed to report that First Western Bank, N.A. had agreed to purchase 16 branches from PNC Bank.



_______
*Indicates exhibit is a management contract or compensation plan or arrangement.

     c. Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             FIRST WESTERN BANCORP, INC.
                                                    (Registrant)


May 12, 1998                                 /s/ Robert H. Young
                                             -----------------------
                                             Robert H. Young
                                             Executive Vice President-
                                             Chief Financial Officer,
                                             Secretary and Treasurer
                                            (Principal Financial Officer)

                           FIRST WESTERN BANCORP, INC.

                             EXHIBITS TO FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                EXHIBIT INDEX

Exhibit                                                Method of
Number                   Description                   Filing
-------     --------------------------------------     ---------
10.1        Equity Compensation Plan for Non-          Filed
            Employee Directors of First Western        Herewith
            Bancorp, Inc. and First Western
            Bank, N.A.

15.1        Letter re: Unaudited Interim Financial     Filed
            Information                                herewith

27.1        Financial Data Schedule                    Filed
                                                       herewith

-----
* Indicates exhibit is a management contract or compensation arrangement.

