Form 10-Q
period 1998-06-30
FIRST WESTERN BANCORP INC
filed 1998-08-14
CIK 740876

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998

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


The number of shares outstanding of the Registrant's common stock as of August 13, 1998 was:

          Common Stock, $5.00 par value - 11,135,291 shares outstanding

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

             Consolidated Balance Sheets:
              June 30, 1998, December 31, 1997 and
              June 30, 1997............................................4

             Consolidated Statements of Income:
              Three months ended June 30, 1998 and 1997................5

             Consolidated Statements of Income:
              Six months ended June 30, 1998 and 1997..................6

             Consolidated Statements of Comprehensive Income:
              Three and six months ended June 30, 1998
              and 1997.................................................7

             Consolidated Statements of Changes
              in Shareholders' Equity:
              Six months ended June 30, 1998 and 1997..................8

             Consolidated Statements of Cash Flows:
              Six months ended June 30, 1998 and 1997..................9

             Notes to Consolidated Financial Statements...............10

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations............14

     Item 3. Quantitative and Qualitative disclosures about
             Market Risk..............................................28

Part II.  Other Information:

     Item 1. - Item 6.................................................28

     Signature........................................................29

/TABLE

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of First Western Bancorp, Inc.

We have reviewed the accompanying consolidated balance sheets of First Western Bancorp, Inc. and subsidiaries as of June 30, 1998 and
1997, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the three-month and six-month periods then ended. These financial statements are the responsibility of the Corporation's management.

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

Pittsburgh, Pennsylvania
July 17, 1998

Part I. Item 1. Financial Information

                                    FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                                (Dollars in thousands)
                                                      (Unaudited)

                                                                                June 30,      December 31,     June 30,
                                                                                  1998            1997           1997
                                                                              -------------   ------------   -------------
ASSETS:
-------
Cash and due from banks                                                       $      60,043   $     40,973   $      46,218
                                                                              -------------   ------------   -------------
Interest-bearing deposits with other banks                                            1,600          6,836           1,855
                                                                              -------------   ------------   -------------
Securities available for sale
    (amortized cost of $645,987, $316,146 and $333,146)                             655,138        324,521         336,238
                                                                              -------------   ------------   -------------
Investment securities, held to maturity
    (market value of $107,503, $101,289 and $102,214)                               106,476        100,151         102,054
                                                                              -------------   ------------   -------------
Mortgage-backed securities, held to maturity
    (market value of $106,509, $131,942 and $153,696)                               107,132        132,673         155,467
                                                                              -------------   ------------   -------------
Loans held for sale                                                                   6,082         39,840           3,193
                                                                              -------------   ------------   -------------
Loans (net of unearned income of $38,850, $38,946 and $35,133)                    1,073,256      1,046,363       1,030,903
Less: Allowance for possible loan losses                                             18,198         18,077          17,472
                                                                              -------------   ------------   -------------
    Net loans                                                                     1,055,058      1,028,286       1,013,431
                                                                              -------------   ------------   -------------
Premises and equipment                                                               24,038         20,996          19,740
                                                                              -------------   ------------   -------------
Bank-owned life insurance                                                            25,697         25,000               -
                                                                              -------------   ------------   -------------
Intangible assets                                                                    63,026          9,280           6,406
                                                                              -------------   ------------   -------------
Other assets                                                                         18,638         15,521          18,168
                                                                              -------------   ------------   -------------
            Total Assets                                                      $   2,122,928   $  1,744,077   $   1,702,770
                                                                              =============   ============   =============
LIABILITIES:
------------
Deposits:
    Noninterest-bearing demand                                                $     135,417    $   100,653   $      96,032
    Interest-bearing demand                                                          55,568         38,539          37,448
    Savings                                                                         460,366        385,363         358,149
    Time                                                                            873,866        667,784         692,908
                                                                              -------------   ------------   -------------
        Total deposits                                                            1,525,217      1,192,339       1,184,537
                                                                              -------------   ------------   -------------

Borrowed funds:
    Federal funds purchased and other short-term borrowings                          78,897         81,773          52,349
    Repurchase agreements and secured lines of credit                               129,214        121,756         128,589
    Advances from the Federal Home Loan Bank                                        163,400        156,000         149,000
                                                                              -------------   ------------   -------------
        Total borrowed funds                                                        371,511        359,529         329,938
                                                                              -------------   ------------   -------------

Long-term debt                                                                       23,750          4,258           5,187
                                                                              -------------   ------------   -------------
Other liabilities                                                                    31,731         25,272          28,874
                                                                              -------------   ------------   -------------
            Total Liabilities                                                     1,952,209      1,581,398       1,548,536
                                                                              -------------   ------------   -------------

Corporation-obligated mandatorily redeemable capital securities of subsidiary
    trust holding solely junior subordinated debentures of the Corporation           23,857         23,837          23,817
                                                                              -------------   ------------   -------------
SHAREHOLDERS' EQUITY:
---------------------
Preferred stock, no stated value, 4,000,000
    shares authorized, none issued                                                        -              -               -
Common stock, $5.00 par value, 20,000,000 shares authorized,
    11,837,157, 11,786,811 and 11,774,912 shares issued and
    11,184,026, 11,132,253 and 11,164,283 shares outstanding                         59,186         58,934          58,875
Additional paid-in capital                                                            3,552          2,611           2,595
Retained earnings                                                                    90,941         84,647          78,450
Accumulated other comprehensive income                                                5,948          5,443           2,010
Treasury stock, 610,273, 611,700 and 559,200 shares at cost                         (12,015)       (12,043)        (10,613)
Unallocated common stock held by ESOP (at cost)                                        (750)          (750)           (900)
                                                                              -------------   ------------   -------------
            Total Shareholders' Equity                                              146,862        138,842         130,417
                                                                              -------------   ------------   -------------
            Total Liabilities and Shareholders' Equity                        $   2,122,928   $  1,744,077   $   1,702,770
                                                                              =============   ============   =============

                   See Notes to Consolidated Financial Statements.

Part I. Item 1. Financial Information

                                    FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF INCOME
                                         (In thousands, except per share data)
                                                      (Unaudited)

                                                                       For the Three Months Ended
                                                                      -----------------------------
                                                                        June 30,        June 31,
                                                                          1998            1997
                                                                      -------------   -------------
INTEREST INCOME:
----------------
Interest and fees on loans                                            $      21,586   $      21,733
Interest on deposits with other banks                                            20              40
Interest on securities available for sale                                     7,939           6,028
Interest and dividends on investment securities:
     Taxable interest                                                           333             271
     Tax-exempt interest                                                        988           1,043
Interest on mortgage-backed securities                                        1,687           2,463
Interest on federal funds sold                                                   13              88
                                                                      -------------   -------------
         Total Interest Income                                               32,566          31,666
                                                                      -------------   -------------
INTEREST EXPENSE:
-----------------
Interest on deposits:
     Demand                                                                     165             198
     Savings                                                                  2,367           1,935
     Time                                                                     9,328           9,719
Interest on borrowed funds:
     Federal funds purchased and other short-term borrowings                  1,226             618
     Repurchase agreements and secured lines of credit                        2,324           2,102
     Advances from the Federal Home Loan Bank                                 2,417           2,133
Interest on long-term debt                                                       75              99
                                                                      -------------   -------------
         Total Interest Expense                                              17,902          16,804
                                                                      -------------   -------------

NET INTEREST INCOME                                                          14,664          14,862
     Provision for possible loan losses                                       1,000             954
                                                                      -------------   -------------

NET INTEREST INCOME AFTER PROVISION FOR
     POSSIBLE LOAN LOSSES                                                    13,664          13,908
                                                                      -------------   -------------
OTHER INCOME:
-------------
Trust fees                                                                      716             532
Service charges on deposit accounts                                           1,206           1,049
Net securities gains                                                              9              20
Net gains on loan sales                                                         355             697
Other operating income                                                        1,274           1,283
                                                                      -------------   -------------
         Total Other Income                                                   3,560           3,581
                                                                      -------------   -------------
OTHER EXPENSES:
---------------
Salaries and wages                                                            4,047           3,743
Employee benefits                                                             1,141           1,027
Net occupancy expense                                                           844             737
Equipment rentals, depreciation and maintenance                                 669             593
Professional fees                                                               354             458
Marketing                                                                       398             427
Minority interest expense                                                       630             630
Other operating expense                                                       3,544           2,740
                                                                      -------------   -------------
        Total Other Expenses                                                 11,627          10,355
                                                                      -------------   -------------

INCOME BEFORE INCOME TAXES                                                    5,597           7,134
        Income Taxes                                                          1,569           2,254
                                                                      -------------   -------------
NET INCOME                                                            $       4,028   $       4,880
                                                                      =============   =============

BASIC EARNINGS PER SHARE                                              $        0.36   $        0.43
                                                                      =============   =============
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                                    11,176          11,230
                                                                      =============   =============
DILUTED EARNINGS PER SHARE                                            $        0.35   $        0.43
                                                                      =============   =============
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                                  11,406          11,425
                                                                      =============   =============
DIVIDENDS PER SHARE                                                   $        0.15   $        0.13
                                                                      =============   =============
/Table>
                   See Notes To Consolidated Financial Statements.


Part I. Item 1. Financial Information

                                    FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF INCOME
                                         (In thousands, except per share data)
                                                      (Unaudited)

                                                                         For the Six Months Ended
                                                                      -----------------------------
                                                                        June 30,        June 30,
                                                                          1998            1997
                                                                      -------------   -------------
INTEREST INCOME:
----------------
Interest and fees on loans                                            $      44,205   $      44,247
Interest on deposits with other banks                                            49             186
Interest on securities available for sale                                    13,526          10,379
Interest and dividends on investment securities:
     Taxable interest                                                           624             547
     Tax-exempt interest                                                      1,984           2,075
Interest on mortgage-backed securities                                        3,558           5,003
Interest on federal funds sold                                                   14             548
                                                                      -------------   -------------
         Total Interest Income                                               63,960          62,985
                                                                      -------------   -------------
INTEREST EXPENSE:
-----------------
Interest on deposits:
     Demand                                                                     478             415
     Savings                                                                  4,307           3,732
     Time                                                                    18,274          19,507
Interest on borrowed funds:
     Federal funds purchased and other short-term borrowings                  2,491           1,148
     Repurchase agreements and secured lines of credit                        4,143           4,722
     Advances from the Federal Home Loan Bank                                 4,813           4,175
Interest on long-term debt                                                      152             201
                                                                      -------------   -------------
         Total Interest Expense                                              34,658          33,900
                                                                      -------------   -------------

NET INTEREST INCOME                                                          29,302          29,085
     Provision for possible loan losses                                       2,000           2,928
                                                                      -------------   -------------

NET INTEREST INCOME AFTER PROVISION FOR
     POSSIBLE LOAN LOSSES                                                    27,302          26,157
                                                                      -------------   -------------
OTHER INCOME:
-------------
Trust fees                                                                    1,520           1,223
Service charges on deposit accounts                                           2,222           2,029
Net securities gains                                                             58              20
Net gains on loan sales                                                       1,774           5,490
Other operating income                                                        3,614           2,375
                                                                      -------------   -------------
         Total Other Income                                                   9,188          11,137
                                                                      -------------   -------------
OTHER EXPENSES:
---------------
Salaries and wages                                                            8,191           7,625
Employee benefits                                                             2,476           2,336
Net occupancy expense                                                         1,664           1,527
Equipment rentals, depreciation and maintenance                               1,337           1,163
Professional fees                                                               805             945
Marketing                                                                     1,021             851
Minority interest expense                                                     1,214             971
Other operating expense                                                       6,347           5,911
                                                                      -------------   -------------
        Total Other Expenses                                                 23,055          21,329
                                                                      -------------   -------------

INCOME BEFORE INCOME TAXES                                                   13,435          15,965
        Income Taxes                                                          3,788           5,213
                                                                      -------------   -------------
NET INCOME                                                            $       9,647   $      10,752
                                                                      =============   =============

BASIC EARNINGS PER SHARE                                              $        0.86   $        0.95
                                                                      =============   =============
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                                    11,163          11,328
                                                                      =============   =============
DILUTED EARNINGS PER SHARE                                            $        0.85   $        0.93
                                                                      =============   =============
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                                  11,391          11,511
                                                                      =============   =============
DIVIDENDS PER SHARE                                                   $        0.30   $        0.27
                                                                      =============   =============
/Table>
                   See Notes To Consolidated Financial Statements.


Part I. Item 1. Financial Information

                                    FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                        (In thousands, except per share data)
                                                     (Unaudited)

                                                                       For the Three Months Ended
                                                                      -----------------------------
                                                                        June 30,        June 30,
                                                                          1998            1997
                                                                      -------------   -------------
Net income                                                            $       4,028   $       4,880

Other comprehensive income, net of tax:

     Unrealized holding gains (losses) arising during period                   (103)          3,049

     Less: reclassification adjustment for (gains) losses
           included in net income                                                (6)            (13)
                                                                      -------------   -------------
Other comprehensive income                                                     (109)          3,036
                                                                      -------------   -------------
Comprehensive income                                                  $       3,919   $       7,916
                                                                      =============   =============


                                                                        For the Six Months Ended
                                                                      -----------------------------
                                                                        June 30,        June 30,
                                                                          1998            1997
                                                                      -------------   -------------
Net income                                                            $       9,647   $      10,752

Other comprehensive income, net of tax:

     Unrealized holding gains (losses) arising during period                    543           1,139

     Less: reclassification adjustment for (gains) losses
           included in net income                                               (38)            (13)
                                                                      -------------   -------------
Other comprehensive income                                                      505           1,126
                                                                      -------------   -------------
Comprehensive income                                                  $      10,152   $      11,878
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

                                                                For the Six Months Ended June 30, 1998
                                              ------------------------------------------------------------------------------
                                                                                                              Common Stock
                                                                                     Accumulated              Held by ESOP
                                               Common Stock                             Other                   (at cost)
                                              ---------------              Retained  Comprehensive Treasury  ---------------
                                              Shares   Amount    Surplus   Earnings     Income       Stock   Shares   Amount
                                              ------------------------------------------------------------------------------
Balance - January 1, 1998                     11,787   $58,934   $ 2,611   $84,647     $ 5,443    ($12,043)   (43)    ($750)

Net income                                         -         -         -     9,647           -           -      -         -

Cash dividends paid ($0.30 per share)              -         -         -    (3,353)          -           -      -         -

Exercise of options, net of shares redeemed       12        62       (21)        -           -           -      -         -

Common stock issued for dividend reinvestment     37       184       894         -           -           -      -         -

Restricted shares issued                           1         6        31         -           -           -      -         -

Value of ESOP shares to be allocated in excess
    of cost                                        -         -        23         -           -           -      -         -

Treasury stock issued                              -         -        14         -           -          28      -         -

Net change in unrealized appreciation
    in securities available for sale,
    net of tax                                     -         -         -         -         505           -      -         -
                                              ------------------------------------------------------------------------------
Balance - June 30, 1998                       11,837   $59,186    $3,552   $90,941      $5,948    ($12,015)   (43)    ($750)
                                              ==============================================================================




                                                              For the Six Months Ended June 30, 1997
                                              ------------------------------------------------------------------------------
                                                                                                             Common Stock
                                                                                    Accumulated              Held by ESOP
                                               Common Stock                             Other                   (at cost)
                                              ---------------              Retained Comprehensive Treasury   ---------------
                                              Shares   Amount    Surplus   Earnings     Income      Stock    Shares   Amount
                                              ------------------------------------------------------------------------------
Balance - January 1, 1997                      7,836   $39,179   $22,064   $70,736      $  884     ($4,242)   (34)     ($900)

Net income                                         -         -         -    10,752           -           -      -          -

Cash dividends paid ($0.27 per share)              -         -         -    (3,038)          -           -      -          -

Exercise of options, net of shares redeemed        9        48        25         -           -           -      -          -

Common stock issued for dividend reinvestment      5        23       131         -           -           -      -          -

Treasury stock purchased                           -         -         -         -           -      (6,371)     -          -

Fifty percent stock dividend declared on
   July 15, 1997                               3,925    19,625   (19,625)        -           -           -      17         -

Net change in unrealized appreciation
   in securities available for sale,
   net of tax                                      -         -         -         -       1,126           -      -          -
                                              ------------------------------------------------------------------------------
Balance - June 30, 1997                       11,775   $58,875    $2,595   $78,450      $2,010    ($10,613)   (51)     ($900)
                                              ==============================================================================



                 See Notes To Consolidated Financial Statements.

Part I. Item 1. Financial Information

                                    FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (In thousands)
                                                        (Unaudited)
                                                                                   For the Six Months Ended
                                                                                -----------------------------
                                                                                  June 30,        June 30,
                                                                                    1998            1997
                                                                                -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net income                                                                       $      9,647    $     10,752
                                                                                -------------   -------------
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                                      1,242           1,158
      Amortization and accretion                                                        1,102             979
      Provision for possible loan losses                                                2,000           2,928
      Gain on sale of securities                                                          (58)            (20)
      Gain on sale of loans                                                            (1,774)         (5,490)
      Gain on sale of branch offices                                                   (1,071)              -
      Proceeds from loan sales                                                        132,852         116,146
      Purchase of loans                                                                  (187)         (1,969)
      Provision for deferred taxes                                                         33           1,017
      Increase in interest receivable                                                  (1,709)         (1,903)
      (Decrease) increase in interest payable                                            (513)            610
      Other - net                                                                      (4,021)            290
                                                                                -------------   -------------
   Total adjustments                                                                  127,896         113,746
                                                                                -------------   -------------
Net cash provided by operating activities                                             137,543         124,498
                                                                                -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Proceeds from sales of securities available for sale                                    5,127           4,293
Proceeds from maturity or paydown of securities available for sale                    110,419          70,008
Purchase of securities available for sale                                            (446,323)       (203,984)
Proceeds from maturity or paydown of investment securities                             40,207          21,965
Purchase of investment securities                                                     (20,901)         (3,291)
Proceeds from sale of credit card loan portfolio                                            -          21,801
Net increase in loans                                                                 (53,269)        (51,893)
Decrease (increase) in deposits with other banks                                        5,236             (85)
Decrease in federal funds sold                                                              -          37,400
Purchase of premises and equipment                                                     (2,646)         (1,613)
Proceeds from sale of premises and equipment                                               94             215
Proceeds from sale of other real estate owned                                             576             710
Cash paid for branch office sale                                                      (40,884)              -
Cash received for branch office purchases                                             258,830               -
                                                                                -------------   -------------
Net cash used in investing activities                                                (143,534)       (104,474)
                                                                                -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
Net (decrease) increase in deposits                                                    (4,258)         35,669
Net (decrease) increase in federal funds purchased and other
   short-term borrowings                                                               (2,876)         19,147
Net increase (decrease) in repurchase agreements and secured lines of credit            7,458         (83,481)
Net increase in advances from the Federal Home Loan Bank                                7,400           5,000
Proceeds from issuance of capital securities, net of issuance costs                         -          23,800
Proceeds from issuance of long-term debt                                               23,000               -
Payments on long-term debt                                                             (3,508)           (780)
Proceeds from exercise of stock options                                                    41              73
Proceeds from common stock issued                                                       1,115             154
Treasury stock purchased                                                                    -          (6,371)
Treasury stock issued                                                                      42               -
Dividends paid on common stock                                                         (3,353)         (3,038)
                                                                                -------------   -------------
Net cash provided by (used in) financing activities                                    25,061          (9,827)
                                                                                -------------   -------------
NET INCREASE IN CASH AND DUE FROM BANKS                                                19,070          10,197

CASH AND DUE FROM BANKS - Beginning of year                                            40,973          36,021
                                                                                -------------   -------------
CASH AND DUE FROM BANKS - End of period                                          $     60,043    $     46,218
                                                                                =============   =============

                   See Notes To Consolidated Financial Statements.

Part I. Item 1. Financial Information

                            FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                          (In thousands)
n                                           (Unaudited)

                                                                                   For the Six Months Ended
                                                                                -----------------------------
                                                                                  June 30,        June 30,
                                                                                    1998            1997
                                                                                -------------   -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for:

      Interest                                                                  $      35,171   $      33,290
                                                                                =============   =============
      Income taxes                                                              $       3,262   $       4,215
                                                                                =============   =============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:

   Deposits assumed in branch acquisition                                       $     383,842   $           -
                                                                                =============   =============
   Loans acquired in branch acquisition                                         $      73,677   $           -
                                                                                =============   =============
   Deposits sold in branch disposition                                          $      46,702   $           -
                                                                                =============   =============
   Securities purchased settling after June 30                                  $       1,006   $       3,841
                                                                                =============   =============
   Transfers to other real estate owned                                         $       1,043   $         370
                                                                                =============   =============
   Net change in unrealized appreciation (depreciation) in securities
      available for sale, net of income tax effects                             $         505   $       1,126
                                                                                =============   =============



                   See Notes To Consolidated Financial Statements.




               FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                               (Unaudited)

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

        The consolidated balance sheets as of June 30, 1998 and June 30, 1997, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the three and six month periods ended June 30, 1998 and 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

        The financial statements and notes are presented as permitted by Form 10-Q. The interim statements are unaudited and should be read in conjunction with the financial statements and notes thereto contained in First Western's 1997 Annual Report on Form 10-K.


2.  Earnings Per Share:

        Earnings per common share are based on the weighted average number of common shares outstanding and common share equivalents in each period. Weighted average shares outstanding include common share equivalents under
First Western's Incentive Stock Option Plan for Key Officers.   Earnings
per share amounts for 1997 have been restated to comply with Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings Per
Share". All share information and per share amounts have been restated for the effect of a three-for-two stock split effected in the form of a 50% stock dividend declared on July 15, 1997 and distributed on August 15, 1997.


3. Recent Accounting Pronouncements:

        In June 1997, FASB issued Statement No. 130, "Reporting Comprehensive Income", which requires businesses to disclose comprehensive income and its components in their general-purpose financial statements. This statement requires the reporting of all items of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997, with reclassification of comparative financial statements and is applicable to interim periods.

        First Western has disclosed comprehensive income in a separate income statement, in which the components of comprehensive income are displayed net of income taxes. The following tables set forth the related tax effects allocated to each element of comprehensive income for the three and six months ended June 30, 1998 and 1997:

                                    Three Months Ended June 30, 1998         Three Months Ended June 30, 1997
                                 --------------------------------------    --------------------------------------
                                 Pre-tax     Tax (Expense)   Net-of-tax    Pre-tax     Tax (Expense)   Net-of-tax
                                  Amount       or Benefit      Amount       Amount       or Benefit      Amount
                                 ---------   -------------   ----------    ---------   -------------   ----------

Unrealized gains (losses) on
   securities:

  Unrealized holding gains
     (losses) arising during
     period                      $    (159)  $          56   $     (103)   $   4,691   $      (1,642)  $    3,049

  Less: reclassification
     adjustment for (gains)
     losses realized in
     net income                         (9)              3           (6)         (20)              7          (13)
                                 ---------   -------------   ----------    ---------   -------------   ----------
  Net unrealized gains (losses)       (168)             59         (109)       4,671          (1,635)       3,036
                                 ---------   -------------   ----------    ---------   -------------   ----------

Other comprehensive income       $    (168)  $          59   $     (109)   $   4,671   $      (1,635)  $    3,036
                                 =========   =============   ==========    =========   =============   ==========


                                     Six Months Ended June 30, 1998            Six Months Ended June 30, 1997
                                 --------------------------------------    --------------------------------------
                                 Pre-tax     Tax (Expense)   Net-of-tax    Pre-tax     Tax (Expense)   Net-of-tax
                                  Amount       or Benefit      Amount       Amount       or Benefit      Amount
                                 ---------   -------------   ----------    ---------   -------------   ----------

Unrealized gains (losses) on
   securities:

  Unrealized holding gains
     (losses) arising during
     period                      $     835   $        (292)  $      543    $   1,752   $        (613)  $    1,139

  Less: reclassification
     adjustment for (gains)
     losses realized in
     net income                        (58)             20          (38)         (20)              7          (13)
                                 ---------   -------------   ----------    ---------   -------------   ----------
  Net unrealized gains (losses)        777            (272)         505        1,732            (606)       1,126
                                 ---------   -------------   ----------    ---------   -------------   ----------

Other comprehensive income       $     777   $        (272)  $      505    $   1,732   $        (606)  $    1,126
                                 =========   =============   ==========    =========   =============   ==========


        The following table sets forth the components of accumulated other comprehensive income for the six months ended June 30, 1998 and 1997:

                                                                                Six Months Ended June 30,
                                                                              ----------------------------
                                                                                  1998            1997
                                                                              -------------   ------------
Beginning balance                                                             $       5,443   $        884

Net unrealized gains (losses) on securities, net of taxes                               505          1,126
                                                                              -------------   ------------
Ending balance                                                                $       5,948   $      2,010
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

        In February 1998, the FASB issued Statement No. 132, "Employers' Disclosure About Pension and Other Post-Retirement Benefits". This statement will require certain footnote disclosures related to pension and other retiree benefits and will have no impact on First Western's financial position or results of operations. Implementation of this standard is required for fiscal year 1998.

        In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management is in the process of evaluating the impact of this statement on First Western's financial statements. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.


4. Branch Purchases and Sales:

        In January 1998, First Western completed the sale of its three Lake County, Ohio branches to FirstMerit Bank. These branches had approximately $47 million in deposits. First Western realized a net gain of $1.1 million on this transaction.

        On June 19, 1998, First Western Bank, N.A. completed the purchase of 16 branches in western Pennsylvania from PNC Bank. The purchase included branches, related deposits, consumer loans, small business banking relationships and certain brokerage relationships of the following branches: Farrell, Grove City, Hermitage, Sharon, Transfer and West Middlesex (Mercer County); Beaver, Chippewa, Midland and New Brighton (Beaver County); Ebensburg and Barnesboro (Cambria County); Evans City (Butler County); McDonald (Washington County); Punxsutawney (Jefferson County); and Kiski Valley (Westmoreland County). First Western acquired approximately $384 million in deposits, $74 million in consumer and small business loans, and $11 million in brokerage assets, along with related fixed assets, leases, safe deposit business and other agreements. First Western paid consideration of approximately $59 million for the deposit and brokerage relationships and the right to acquire, at book value, the loan portfolio and the real estate and related assets of the 16 branches. This premium was recorded as an intangible asset and is being amortized over twelve years.

Part 1. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of operations for the three and six months ended June 30, 1998 compared with the three and six months ended June 30, 1997:

                 First Western's earnings for the six months ended June 30, 1998 were $9.6 million, decreasing $1.2 million or 10.3% from $10.8 million for the first six months of 1997. This decrease in net income was due to a $3.7 million decrease in net gains on loan sales which was partially offset by a $1.1 million gain realized on the sale of First Western's Lake County, Ohio branches during the first quarter of 1998 along with a $928,000 decrease in the provision for possible loan losses. First Western's basic and diluted earnings per share for the six months ended June 30, 1998 were $0.86 and $0.85, respectively, compared with $0.95 and $0.93 for the first six months of 1997 with this decrease in per share earnings due to the factors discussed above. First Western's return on average assets and return on average equity for the first six months of 1998 were 1.09% and 13.61%, respectively, compared with 1.27% and 16.86% for the first six months of 1997, with the decrease in these ratios primarily attributable to the lower net interest margin and lower net gains on loan sales.

         For the three months ended June 30, 1998, First Western's net income was $4.0 million compared with $4.9 million for the three months ended June 30, 1997. First Western's net income decreased $852,000 or 17.5% from the second quarter of 1997 to the second quarter of 1998 primarily due to a $1.3 million increase in operating expenses along with a $342,000 decrease in net gains realized on loan sales. Operating expenses increased due in part to the 16 PNC Bank branches acquired by First Western during the second quarter of 1998. First Western's basic and diluted earnings per share for the second quarter of 1998 were $0.36 and $0.35, respectively, compared with $0.43 and $0.43 for the second quarter of 1997. First Western's return on average assets and return on average equity for the second quarter of 1998 were 0.88% and 11.16%, respectively, compared with 1.16% and 15.23% for the second quarter of 1997, with the decreases in these ratios primarily attributable to the lower net interest margin and lower net gains on loan sales realized during the second quarter of 1998.


Net Interest Income:

         First Western's net interest income was $29.3 million for the six months ended June 30, 1998, increasing $217,000 or 0.7% from $29.1 million for the first six months of 1997. The increase in net interest income was generated by an increase in average earning assets with this increase partially offset by a decline in First Western's net interest margin.
First Western's net interest income for the first six months of 1998 was also impacted by the purchase of bank-owned life insurance ("BOLI") in December 1997. The BOLI purchase was funded by First Western reducing its portfolio of securities which reduced First Western's net interest income while the increase in the cash surrender value of the BOLI is included in other income. The earnings on BOLI, which are exempt from taxes, were $697,000 for the first six months of 1998. First Western's average earning assets increased $41.7 million or 2.5% for the first six months of 1998 compared with the first six months of 1997. The increase in average earning assets was due to a $75.7 million increase in average securities due to First Western purchasing securities during the second quarter of 1998 in anticipation of closing the PNC Bank branch acquisition in late June 1998.

         First Western's net interest income was $14.7 million for the three months ended June 30, 1998, decreasing $198,000 or 1.3% from $14.9 million for the second quarter of 1997. The decrease in net interest income was due to a decrease in First Western's net interest margin along with the impact of the purchase of BOLI in late 1997. The earnings on the BOLI for the second quarter of 1998 were $346,000. First Western's average earning assets increased $108.4 million or 6.6% for the second quarter of 1998 compared with the second quarter of 1997 due to a $118.2 million increase in average securities related to the PNC Bank branch acquisition.

         First Western's net interest margin or net interest income expressed as a percentage of average earning assets was 3.65% for the first six months of 1998 compared with 3.72% for the first six months of 1997. The decrease in First Western's net interest margin was due to an eight basis point decrease in First Western's yield on earning assets due primarily to the securities purchased during the second quarter. First Western's cost of funds decreased three basis points for the first six months of 1998 compared with the prior year due to decreases in the rates paid for deposits partially offset by First Western increasing its level of borrowed funds, which generally have a higher cost than retail deposits, to fund the sale of the Lake County branches during the first quarter of 1998. The purchase of BOLI in December 1997 reduced First Western's net interest margin by approximately five basis points for the first six months of 1998 compared with the prior year since the earnings on BOLI are included in other income while the cost of funding the BOLI is included in interest expense.

         First Western's net interest margin was 3.51% for the second quarter of 1998 compared with 3.80% for the second quarter of 1997. This decrease in the net interest margin was primarily due to First Western increasing its portfolio of securities available for sale during the second quarter of 1998 in anticipation of the closing of the PNC Bank branch purchase in June 1998. The PNC Bank branch acquisition provided First Western with $259 million of investable funds. In order to have these funds fully invested upon acquiring the PNC Bank branches, First Western purchased securities during April and May 1998 and funded these purchases with temporary borrowings. These borrowings were paid-off upon closing of the PNC Bank branch purchase. This strategy added net income to First Western during the second quarter of 1998, however, it also had a detrimental impact on First Western's net interest margin since the spread between the yield earned on the securities and the cost of the temporary borrowings was less than First Western's historical net interest margin. These temporary borrowings have been replaced by the deposits that were acquired from PNC bank which have a lower cost of funds. The full impact of the PNC branches will be seen beginning with the third quarter of 1998.


Provision for Possible Loan Losses:

         First Western's provision for possible loan losses was $2.0 million for the first six months of 1998, decreasing $928,000 from $2.9 million for the first six months of 1997. The decrease in the provision for possible loan losses for the first six months of 1998 compared with the first six months of 1997 reflects a decrease in
delinquent and nonaccrual loans.   First Western's net charge-offs for the
first six months of 1998 were $1.9 million or 0.36% of average loans, compared with $1.5 million or 0.29% of average loans for the first six months of 1997. Substantially all of First Western's charge-offs for the first six months of 1998 and 1997 were consumer loans, primarily indirect automobile loans. First Western's net charge-offs (recoveries) by loan type are as follows (in thousands):

                                                                                  Six months ended June 30,
                                                                               -------------------------------
                                                                                  1998                 1997
                                                                               ----------           ----------
    Commercial, financial and agricultural loans..........................     $       10           $      (37)
    Real estate construction loans........................................              -                    -
    Real estate mortgage loans............................................            (28)                  30
    Installment loans.....................................................          1,897                1,517
                                                                               ----------           ----------
       Total net charge-offs..............................................     $    1,879           $    1,510
                                                                               ==========           ==========
    Net charge-offs as a percentage of
       average loans......................................................           0.36%                0.29%
                                                                               ==========           ==========

Other Income and Other Expenses:

         Other income decreased $1.9 million or 17.5% from $11.1 million for the first six months of 1997 to $9.2 million for the first six months of 1998 primarily due to a $3.7 million decrease in net gains on loan sales. Partially offsetting the decrease in net gains on loan sales for the first six months of 1998 compared with the prior year was a $1.1 million gain realized during the first quarter of 1998 on the sale of the three Lake County, Ohio branches. First Western's other income was $3.6 million for both the second quarter of 1998 and 1997 with increases in trust fees and service charges on deposit accounts offsetting a $342,000 decrease in net gains on loan sales.

         Trust fees increased $297,000 or 24.3% from $1.2 million for the first six months of 1997 to $1.5 million for the first six months of 1998 primarily due to an increase in trust assets managed by First Western. The market value of the trust assets managed by First Western increased $224 million or 42% from $535 million at June 30, 1997 to $759 million at June 30, 1998. Trust fees increased $184,000 or 34.6 % from $532,000 for the second quarter of 1997 to $716,000 for the second quarter of 1998 due to the increase in trust assets under management along with a $61,000 increase in estate fees.

         Service charges on deposit accounts increased $193,000 or 9.5% for he six months ended June 30 1998 compared with the prior year due to increases in First Western's service charges beginning in March 1998. Service charges on deposit accounts increased $157,000 or 15.0% for the second quarter of 1998 compared with the prior year due to the increased fee schedule.

         During the first six months of 1998, First Western realized net gains on loan sales of $1.8 million compared with gains of $5.5 million for the first six months of 1997. The gains on loan sales realized by First
Western during the first six months of 1998 were primarily the result of First Western selling $92.3 million of residential mortgage loans during the first quarter of 1998. Most of the gains during the first six months of 1997 were the result of First Western completing the sale of its credit card portfolio. First Western realized net gains of $355,000 during the second quarter of 1998 as a result of the First Western selling some of its current mortgage loan production while retaining the servicing on these loans. First Western realized gains on loan sales of $697,000 during the second quarter of 1997 as a result of the sale of the credit card portfolio and the finalization of a mortgage loan sale.

         Other operating income increased $1.2 million from $2.4 million for the first six months of 1997 to $3.6 million for the first six months of 1998 due to a $1.1 million gain realized on the sale of First Western's
Lake County branches during the first quarter of 1998.  First Western's
Lake County branches had deposits of $47 million when they were sold and First Western received a total premium of approximately $5.3 million on this sale with $4.2 million of this premium used to eliminate the remaining intangible assets related to those branches. Other operating income also increased due to $697,000 of income from bank-owned life insurance recognized by First Western during the first six months of 1998. First Western purchased $25 million of BOLI during the fourth quarter of 1997. These increases in other operating income were partially offset by decreases in income from loan servicing and credit card program fees due to the completion of the sale of First Western's credit card program during the first half of 1997.

         Other operating income was $1.3 million for both the second quarter of 1998 and 1997. Compared with the second quarter of 1997, First Western had BOLI income of $346,000 and a $94,000 increase in loan prepayment penalties with these increases offset by a $278,000 decrease in loan servicing income and a $267,000 gain realized during the second quarter of 1997 resulting from the sale of First Western's merchant credit card transaction processing business.

         Total other expenses for the first six months of 1998 were $23.1 million, increasing $1.7 million or 8.1%, from $21.3 million due to increases in salaries and employee benefits expense and minority interest expense along with approximately $300,000 of start-up expenses related to the purchase of the PNC Bank branches. Other expenses increased $1.3 million or 12.3% from $10.4 million for the second quarter of 1997 to $11.6 million for the second quarter of 1998 due to the PNC branch related expenses, a $418,000 increase in salaries and employee benefits expense, increased shares tax expense and amortization of intangible assets expense.

         First Western's salary and employee benefits expense increased a combined $706,000 or 7.1% for the first six months of 1998 compared with the first six months of 1997. Salaries and employee benefits expense increased due to normal salary and wage increases with the increase in salaries and wage expense partially offset by an increase in the deferral of salaries and wages related to loan originations due to an increase in loans originated, particularly residential mortgage loans due to the low, long-term interest rates experienced during the first six months of 1998.

         First Western's occupancy and equipment expense increased a combined $311,000 or 11.6% for the first six months of 1998 compared with the prior year due to an increase in building maintenance costs related to new facilities opened by First Western in the second half of 1997 along with an increase in depreciation expense. For the three months ended June 30 1998, occupancy and equipment expense increased a combined $183,000 or 13.8% compared with the second quarter of 1997.

         For the six month period ended June 30, 1998, First Western's marketing expense increased $170,000 or 20.0% compared with the prior year due to First Western undertaking a $1.5 million corporate image campaign. This image campaign is intended to heighten the visibility of First Western in its market areas with particular attention being given to markets where First Western's surveys have indicated a low level of name recognition of First Western by potential customers.

         Minority interest expense increased $243,000 from $971,000 for the first six months of 1997 to $1.2 million for the first six months of 1998 due to the trust preferred securities being issued approximately halfway through the first quarter of 1997. In February 1997, First Western completed the private placement of $25 million of trust preferred capital securities issued by First Western's Delaware trust subsidiary, First Western Capital Trust I. The distributions payable on the securities have been recorded as minority interest expense.

         Other operating expenses increased $436,000 or 7.4% from $5.9 million for the first six months of 1997 to $6.3 million for the first six months of 1998. This increase was due to approximately $300,000 of expenses related to the branches acquired from PNC Bank along with a $185,000 increase in Pennsylvania bank shares tax with these increases partially offset by a decrease in bad check and fraud losses and decreased credit card program expenses due to the completion of the sale of First Western's credit card programs during the first half of 1997. The expenses related to the PNC Bank branches consist of the costs to produce and mail brochures to the former PNC bank customers to explain First Western's products and services, the cost to replace the former PNC Bank customers' checks and various expenses to put these branches on to the First Western data processing system. The increase in Pennsylvania bank shares tax expense was a result of the merger of First Western's former thrift subsidiary, First Western Bank, Federal Savings Bank ("First Western Bank, F.S.B."), into First Western Bank, N.A. in September 1997. As a thrift, First
Western Bank, F.S.B. formerly paid state income tax instead of shares tax.

         Other operating expenses increased $804,000 from $2.7 million for the second quarter of 1997 to $3.5 million for the second quarter of 1998 due to the expenses related to the PNC branches, a $115,000 increase in bad check and fraud losses primarily due to a recovery of a fraud loss that was recorded during the second quarter of 1997, an $89,000 increase in the amortization of intangible assets expense due to the Chicora office purchased in 1997 and also due in part to the recently acquired PNC Bank branches and an $84,000 increase in Pennsylvania bank shares tax expense.

Income Taxes:

         First Western's income tax expense was $3.8 million for the first six months of 1998 compared with $5.2 million for the first six months of 1997. The decrease in First Western's income tax expense was due to a decrease in pre-tax earnings along with the elimination of the state income taxes paid by First Western's former thrift subsidiary. First Western's effective tax rate for the six months ended June 30, 1998 was 28.2% compared with 32.7% for the first six months of 1997. The decrease in First Western's effective tax rate from 1997 to 1998 was due to First Western having a decreased level of fully-taxable income as compared with pretax earnings as a result of the decrease in gains on loan sales along with the increase in tax-exempt income as a result of the BOLI purchased in late 1997 and also due to the elimination of the state income tax on the former thrift subsidiary.

Financial Condition as of June 30, 1998 as compared with December 31, 1997 and June 30, 1997.

         As of June 30, 1998, First Western's total assets were $2.123 billion compared with $1.744 billion at December 31, 1997 and $1.703 billion at June 30, 1997. During the first six months of 1998, First Western's total assets increased $379 million or 21.7% due to the acquisition of 16 branches from PNC Bank. Total average assets for the first six months of 1998 were $1.784 billion compared with $1.703 billion for the first six months of 1997, an increase of 4.7%.


Purchase of PNC Branches

         On February 23, 1998, First Western Bank, N.A. agreed to purchase 16 branches in western Pennsylvania from PNC Bank. The agreement includes the acquisition of the 16 branches, related deposits, consumer loans, small business banking relationships and certain brokerage relationships of the following branches: Farrell, Grove City, Hermitage, Sharon, Transfer and
West Middlesex (Mercer County); Beaver, Chippewa, Midland and New Brighton (Beaver County); Ebensburg and Barnesboro (Cambria County); Evans City (Butler County); McDonald (Washington County); Punxsutawney (Jefferson County); and Kiski Valley (Westmoreland County). On June 19, 1998, First Western acquired approximately $384 million in deposits, $74 million in consumer and small business loans, and $11 million in brokerage assets, along with related fixed assets, leases, safe deposit business and other agreements. First Western paid consideration of approximately $59 million for the deposit and brokerage relationships and the right to acquire, at book value, the loan portfolio and the real estate and related assets of the 16 branches. This premium was recorded as an intangible asset and is being amortized over twelve years.

Loan Portfolio:

         Net loans, including loans held for sale, decreased $6.9 million or 0.6% during the first six months of 1998 with this decrease in loans primarily due to the sale of approximately $92 million of residential mortgage loans during the first quarter of 1998, partially offset by the acquisition of $74 million of consumer and commercial loans from PNC Bank. During the first quarter of 1998, First Western sold residential mortgage loans in anticipation of an increase in prepayments due to the low, long-term interest rate environment. First Western realized net gains of $1.4 million on these loan sales during the first quarter of 1998. The loans acquired from PNC Bank consisted of $54 million of consumer installment loans, $10 million of home equity loans, $6 million of commercial mortgage loans and $4 million of commercial loans. The following table shows the composition of First Western's loan portfolio, including loans held for sale, at June 30, 1998, December 31, 1997 and June 30, 1997:

                                              June 30, 1998              December 31, 1997                June 30, 1997
                                        ------------------------       ----------------------        -----------------------
                                           Amount        Percent          Amount      Percent           Amount       Percent
                                        ------------    --------       -----------   --------        -----------    --------
                                                                            (Dollars in Thousands)
Commercial, financial and agricultural:
    Automobile floorplan loans.......   $     28,693         2.7%      $    31,013        2.8%       $    25,180         2.4%
    Loans to municipalities..........          4,894         0.5             6,140        0.6              9,571         0.9
    Other commercial loans...........        115,589        10.7           105,323        9.7             98,309         9.5
                                        ------------    --------       -----------   --------        -----------    --------
      Subtotal.......................        149,176        13.9           142,476       13.1            133,060        12.8
                                        ------------    --------       -----------   --------        -----------    --------
Real estate-construction.............         11,697         1.1            14,450        1.4             12,520         1.2
                                        ------------    --------       -----------   --------        -----------    --------
Real estate-mortgage:
  1-4 Family residential.............        353,043        32.7           385,702       35.5            356,705        34.5
  Multi-family residential...........         26,865         2.5            29,331        2.7             37,635         3.6
  Home equity........................         71,135         6.6            56,811        5.2             52,268         5.1
  Commercial and other...............        178,827        16.6           172,559       15.9            160,011        15.5
                                        ------------    --------       -----------   --------        -----------    --------
    Subtotal.........................        629,870        58.4           644,403       59.3            606,619        58.7
                                        ------------    --------       -----------   --------        -----------    --------
Installment and other................        288,595        26.6           284,874       26.2            281,897        27.3
                                        ------------    --------       -----------   --------        -----------    --------
Total................................   $  1,079,338       100.0%      $ 1,086,203      100.0%       $ 1,034,096       100.0%
                                        ============    ========       ===========   ========        ===========    ========

         First Western has several procedures in place to assist in maintaining the overall quality of its loan portfolio. First Western has established underwriting guidelines to be followed by its bank subsidiary. In addition, a formal, ongoing loan review program, which concentrates principally on commercial credits, has been established to help monitor the loan portfolio. First Western also regularly monitors its delinquency levels for any negative or adverse trends and particularly monitors credits which have total exposures of $1.5 million or more.

         First Western's delinquent loans, nonaccrual loans and nonperforming assets consisted of the following at June 30, 1998, December 31, 1997 and June 30, 1997:

                                                                  June 30,      December 31,     June 30,
                                                                    1998            1997           1997
                                                                -------------   ------------   -------------
                                                                      (Dollars in Thousands)
    Loans delinquent and still accruing interest:
      Loans past due 30 to 89 days ...........................  $       4,645   $      8,703   $       6,931
      Loans past due 90 days or more .........................          1,762          2,466           1,011
                                                                -------------   ------------   -------------
        Total loan delinquencies .............................  $       6,407   $     11,169   $       7,942
                                                                =============   ============   =============

    Nonaccrual loans .........................................  $       2,066   $      2,634   $       4,290
    Other real estate owned ..................................            905            382             193
                                                                -------------   ------------   -------------
    Total nonperforming assets ...............................  $       2,971   $      3,016   $       4,483
                                                                =============   ============   =============

    Total nonperforming assets and loans
      past due 90 days or more ...............................  $       4,733   $      5,482   $       5,494
                                                                =============   ============   =============

    Nonaccrual loans to total loans ..........................           0.19 %         0.24 %          0.41 %

    Nonperforming assets to total loans
      and other real estate owned ............................           0.28 %         0.28 %          0.43 %

    Nonperforming assets to total assets .....................           0.14 %         0.17 %          0.26 %

    Nonperforming assets and loans past due
      90 days or more to total assets ........................           0.22 %         0.31 %          0.32 %

    Nonaccrual loans and loans past due
      90 days or more to total loans .........................           0.35 %         0.47 %          0.51 %

    Allowance for possible loan losses
      to nonaccrual loans ....................................         880.72 %       686.33 %        407.27 %

    Allowance for possible loan losses
      to loans past due 90 days or more
      and nonaccrual loans ...................................         475.35 %       354.43 %        329.60 %

    Allowance for possible loan losses to
      total loans ............................................           1.69 %         1.66 %          1.69 %

         First Western's total delinquencies, excluding nonaccrual loans, decreased $4.8 million from $11.2 million at December 31, 1997 to $6.4 million at June 30, 1998 due to a $4.1 million decrease in loans past due 30-89 days along with a $704,000 decrease in loans past due 90 days or more. Consumer loan delinquencies decreased $2.2 million for the six months ended June 30, 1998. Most of the decrease in delinquencies from June 30, 1997 to June 30, 1998 has been due to decreased delinquencies of consumer loans and residential mortgage loans. First Western's delinquent loans by type are as follows at June 30, 1998, December 31, 1997 and June 30, 1997:

                                               June 30, 1998         December 31, 1997         June 30, 1997
                                            ------------------       -----------------      ------------------
                                                                     (Dollars in Thousands)
    Commercial, financial and
      agricultural.......................   $                8       $             592      $              831
                                            ------------------       -----------------      ------------------
    Real estate-mortgage:
      1-4 Family residential.............                  516                     974                     717
      Home equity........................                   52                      54                     125
      Commercial and other...............                    -                   1,517                       -
                                            ------------------       -----------------      ------------------
        Subtotal.........................                  568                   2,545                     842
                                            ------------------       -----------------      ------------------
    Installment and other................                5,831                   8,032                   6,269
                                            ------------------       -----------------      ------------------
    Total................................   $            6,407       $          11,169      $            7,942
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

         First Western believes that the allowance for possible loan losses of $18.2 million at June 30, 1998 is adequate to cover losses inherent in the portfolio as of such date. However, there can be no assurance that First Western will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at June 30, 1998.

Investment Securities, Mortgage-Backed Securities, and Securities Available for Sale:

         Securities available for sale increased $330.6 million or 101.9% during the first six months of 1998 with this increase the result of First Western purchasing securities available for sale with the funds provided by the acquisition of the PNC Bank branches along with the sales of residential mortgage loans. Securities available for sale increased $318.9 million from $336.2 million at June 30, 1997 to $655.1 million at June 30, 1998 with this increase due to the purchase of securities using the funds provided by the PNC Bank branch acquisition along with loan sales. At June 30, 1998, First Western had net unrealized appreciation on securities available for sale of $9.2 million compared with unrealized appreciation of $8.4 million and $3.1 million at December 31, 1997 and June 30, 1997, respectively.

         Investment securities and mortgage-backed securities decreased a combined $19.2 million or 8.3% during the first six months of 1998 with this decrease due to maturities and paydowns. The market value of First Western's investment securities and mortgage-backed securities held to maturity was a combined $214.0 million, $404,000 or 0.2% above the amortized cost of $213.6 million. First Western's portfolio of investment securities and mortgage-backed securities had a market value above amortized cost of $407,000 or 0.2% at December 31, 1997.


Deposits:

         Total deposits increased $332.9 million or 27.9% from $1.192 billion at December 31, 1997 to $1.525 billion at June 30, 1998. Deposits increased during the first six months of 1998 primarily due to the purchase of the 16 PNC Bank branches with this increase partially offset by the sale of First Western's three branches in Lake County, Ohio. The PNC Bank branches had approximately $384 million of deposits and the Lake County branches had approximately $47 million of deposits. First Western's deposits increased $340.7 million from June 30, 1997 to June 30, 1998 with most of this increase attributable to the factors discussed above.


Long-term Debt:

         During the second quarter of 1998, First Western obtained a loan from an unrelated bank for $23 million in order to provide a capital contribution to the First Western Bank, N.A. subsidiary. During the second quarter of 1998, First Western entered into a $25 million revolving credit agreement with an unrelated bank. This revolving credit agreement expires in June 2003. The loans made under this revolving credit agreement bear interest at either a fixed rate for periods up to one year or variable rates as selected by First Western. The capital contribution from the holding company to First Western Bank, N.A. was necessary to restore First Western Bank, N.A.'s capital ratios back to "well capitalized" levels after the acquisition of the 16 PNC Bank branches.


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


Shareholders' Equity:

         Shareholders' equity increased $8.0 million during the first six months of 1998 primarily due to the retention of earnings, the issuance of shares under First Western's dividend reinvestment plan and a $505,000 increase in the market value of securities available for sale, net of income tax effects. First Western's capital ratios declined from December 31, 1997 to June 30, 1998 as a result of the increase in total assets and intangible assets resulting from the purchase of the PNC Bank branches. The following table presents First Western's capital ratios at June 30, 1998 and December 31, 1997:

                                                                     June 30,                December 31,
                                                                      1998                       1997
                                                                  -------------              ------------
                                                                         (Dollars in Thousands)
Tier I:
  Common shareholders' equity ..............................      $     146,862              $    138,842
  Non-exempt intangible assets and
    other deductions from Tier I capital....................            (63,115)                   (9,262)
  Trust preferred capital securities........................             23,857                    23,837
  Unrealized appreciation in securities
    available for sale .....................................             (5,948)                   (5,443)
                                                                  -------------              ------------
      Total Tier I .........................................            101,656                   147,974
                                                                  -------------              ------------
Tier II:
  Qualifying allowance for possible loan losses ............             15,043                    13,658
                                                                  -------------              ------------
      Total Tier II ........................................             15,043                    13,658
                                                                  -------------              ------------
Total capital ..............................................      $     116,699              $    161,632
                                                                  =============              ============
Risk weighted assets .......................................      $   1,200,249              $  1,088,249
                                                                  =============              ============

Tier I capital ratio .......................................               8.47%                    13.60%
                                                                  =============              ============

Required Tier I capital ratio ..............................               4.00%                     4.00%
                                                                  =============              ============

Total capital ratio ........................................               9.72%                    14.85%
                                                                  =============              ============

Required total capital ratio ...............................               8.00%                     8.00%
                                                                  =============              ============

Tier I leverage ratio ......................................               5.71%                     8.73%
                                                                  =============              ============

Required Tier I leverage ratio * ...........................               3.00%                     3.00%
                                                                  =============              ============

* For all but the most highly rated, low risk profile organizations, the minimum Tier I leverage ratio is to be 3% plus a cushion of 100 to 200 basis points.

Liquidity and Cash Flows:

         Liquidity is the ability to provide the cash necessary to meet customer credit needs, satisfy depositor withdrawal requirements and to pay-off short-term borrowings. One source of liquidity is cash and due from banks and short-term assets such as interest-bearing deposits in other banks and federal funds sold, which totaled $61.6 million at June 30, 1998 as compared with $47.8 million at December 31, 1997 and $48.1 million at June 30, 1997. Another source of liquidity is borrowing capability. First Western's banking subsidiaries have a variety of sources of short-term liquidity available to them, including federal funds purchased from correspondent banks, sales of securities available for sale, sales of securities under agreements to repurchase, the Federal Reserve discount window, interbank deposits, FHLB advances and loan participations or sales. First Western also generates liquidity from the regular principal payments and prepayments made on its portfolio of loans and mortgage-backed securities. First Western's banking subsidiary had $16.1 million of unused overnight credit lines available at June 30, 1998.

         First Western's operating activities provided cash flows of $137.5 million during the first six months of 1998 compared with $124.5 million during the first six months of 1997. Loan sales provided $132.9 million and $116.1 million of the cash flows from operating activities for the six months ended June 30, 1998 and 1997, respectively.

         Investing activities used cash flows of $143.5 million during the first six months of 1998 compared with using cash flows of $104.5 million for the first six months of 1997. The growth of the portfolio of securities available for sale during the first six months of 1998 used net cash flows of $330.8 million compared with $129.7 million for the first six months of 1997. The cash flows to fund the increase in securities available for sale during the first six months of 1998 came from the PNC Bank branch purchase which provided net cash flows of $258.8 million. The growth of the portfolio of loans not designated as held for sale used net cash flows of $53.3 million during the first six months of 1998 compared with $51.9 million for the first six months of 1997. During the first quarter of 1998, First Western sold three branches which used cash flows of $40.9 million.

         Financing activities provided cash flows of $25.1 million during the first six months of 1998 primarily due to an increase in long-term debt providing net cash flows of $19.5 million and a net increase in borrowings providing cash flows of $12.0 million. During the first six months of 1997, financing activities used $9.8 million of cash flows with deposit growth providing $35.7 million and the trust preferred offering providing $23.8 million with these increases offset by a $59.3 million decrease in borrowed funds.


Year 2000 Data Processing Considerations:

         First Western's management has completed an assessment of the vulnerability of First Western's computer systems to potential year 2000 processing problems. First Western has completed year 2000 testing of approximately one-half of its mission critical systems with the remaining mission critical systems to be tested by year-end 1998. First Western has contingency plans in place for its mission critical systems. Management has also required all of First Western's software vendors and material customers to assess their year 2000 readiness. First Western has not incurred and does not anticipate incurring material expenses to ensure First Western's readiness for the year 2000 beyond the regularly scheduled software and hardware upgrades; however, further testing could uncover potential problems that may result in significant costs for First Western.


Other:

         Certain of the statements and information in this Form 10-Q may be forward looking statements. For a discussion of the factors that may affect these statements refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations in First Western's Annual Report on Form 10-K for the year ended December 31, 1997.

         On August 13, 1998, First Western Bancorp, Inc. announced that Richard L. Stover has been appointed president. Stover, who has been executive vice president and chief lending officer of First Western since November 1996, will assume some of the duties that previously were handled by Thomas J. O'Shane, First Western's chief executive officer and chairman of the board. O'Shane had served as president since 1991.

Part I. Item 3. Quantitative and Qualitative Disclosures about Market Risk

         Since December 31, 1997, there have been no significant changes in First Western's exposure to interest rate risk. A complete discussion of market risk is included in First Western's 1997 report on Form 10-K.

Part II. Other Information

Item 1-5. Not applicable.

Item 6. Exhibits and Reports on Form 8-K:

        a. Exhibits:

                 10.1 Revolving Credit Agreement between First Western
                      Bancorp, Inc. and The Northern Trust Company

                 15.1 Letter re: Unaudited Interim Financial Information

                 27.1 Financial Data Schedule

        b. Reports on Form 8-K: None.

     c. Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             FIRST WESTERN BANCORP, INC.
                                                    (Registrant)


August 13, 1998                              /s/ Robert H. Young
                                             -----------------------
                                             Robert H. Young
                                             Executive Vice President-
                                             Chief Financial Officer,
                                             Secretary and Treasurer
                                            (Principal Financial Officer)

                           FIRST WESTERN BANCORP, INC.

                             EXHIBITS TO FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                EXHIBIT INDEX

Exhibit                                                Method of
Number                   Description                   Filing
-------     --------------------------------------     ---------
10.1        Revolving Credit Agreement between         Filed
            First Western Bancorp, Inc. and            herewith
            The Northern Trust Company

15.1        Letter re: Unaudited Interim Financial     Filed
            Information                                herewith

27.1        Financial Data Schedule                    Filed
                                                       herewith


