Form 10-Q
period 1998-09-30
FIRST WESTERN BANCORP INC
filed 1998-11-13
CIK 740876

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998

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


The number of shares outstanding of the Registrant's common stock as of November 12, 1998 was:

          Common Stock, $5.00 par value - 11,126,072 shares outstanding

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

             Consolidated Balance Sheets:
              September 30, 1998, December 31, 1997 and
              September 30, 1997.......................................4

             Consolidated Statements of Income:
              Three months ended September 30, 1998 and 1997...........5

             Consolidated Statements of Income:
              Nine months ended September 30, 1998 and 1997............6

             Consolidated Statements of Comprehensive Income:
              Three and Nine months ended September 30, 1998
              and 1997.................................................7

             Consolidated Statements of Changes
              in Shareholders' Equity:
              Nine months ended September 30, 1998 and 1997............8

             Consolidated Statements of Cash Flows:
              Nine months ended September 30, 1998 and 1997............9

             Notes to Consolidated Financial Statements...............11

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations............15

     Item 3. Quantitative and Qualitative Disclosures about
             Market Risk..............................................31

Part II.  Other Information:

     Item 1. - Item 6.................................................31

     Signature........................................................32

/TABLE

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of First Western Bancorp, Inc.

We have reviewed the accompanying consolidated balance sheets of First Western Bancorp, Inc. and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Corporation's management.

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

Pittsburgh, Pennsylvania
October 13, 1998

Part I. Item 1. Financial Information

                                    FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                                (Dollars in thousands)
                                                      (Unaudited)

                                                                              September 30,   December 31,   September 30,
                                                                                  1998            1997           1997
                                                                              -------------   ------------   -------------
ASSETS:
-------
Cash and due from banks                                                       $      45,670   $     40,973   $      35,365
                                                                              -------------   ------------   -------------
Interest-bearing deposits with other banks                                            1,639          6,836           1,489
                                                                              -------------   ------------   -------------
Securities available for sale
    (amortized cost of $717,000, $316,146 and $336,248)                             725,673        324,521         343,007
                                                                              -------------   ------------   -------------
Investment securities, held to maturity
    (market value of $106,572, $101,289 and $108,336)                               104,901        100,151         107,488
                                                                              -------------   ------------   -------------
Mortgage-backed securities, held to maturity
    (market value of $94,397, $131,942 and $143,856)                                 94,993        132,673         144,837
                                                                              -------------   ------------   -------------
Loans held for sale                                                                   7,718         39,840           3,622
                                                                              -------------   ------------   -------------
Loans (net of unearned income of $39,390, $38,946 and $37,616)                    1,106,014      1,046,363       1,031,268
Less: Allowance for possible loan losses                                             18,466         18,077          17,672
                                                                              -------------   ------------   -------------
    Net loans                                                                     1,087,548      1,028,286       1,013,596
                                                                              -------------   ------------   -------------
Premises and equipment                                                               24,365         20,996          20,668
                                                                              -------------   ------------   -------------
Bank-owned life insurance                                                            26,055         25,000               -
                                                                              -------------   ------------   -------------
Intangible assets                                                                    61,603          9,280           9,624
                                                                              -------------   ------------   -------------
Other assets                                                                         22,974         15,521          16,100
                                                                              -------------   ------------   -------------
            Total Assets                                                      $   2,203,139   $  1,744,077   $   1,695,796
                                                                              =============   ============   =============
LIABILITIES:
------------
Deposits:
    Noninterest-bearing demand                                                $     133,014    $   100,653   $      99,458
    Interest-bearing demand                                                          52,922         38,539          40,922
    Savings                                                                         467,557        385,363         349,952
    Time                                                                            867,235        667,784         690,332
                                                                              -------------   ------------   -------------
        Total deposits                                                            1,520,728      1,192,339       1,180,664
                                                                              -------------   ------------   -------------

Borrowed funds:
    Federal funds purchased and other short-term borrowings                          96,661         81,773          58,071
    Repurchase agreements and secured lines of credit                               229,643        121,756         113,215
    Advances from the Federal Home Loan Bank                                        133,400        156,000         144,000
                                                                              -------------   ------------   -------------
        Total borrowed funds                                                        459,704        359,529         315,286
                                                                              -------------   ------------   -------------

Long-term debt                                                                       23,750          4,258           4,798
                                                                              -------------   ------------   -------------
Other liabilities                                                                    27,127         25,272          35,658
                                                                              -------------   ------------   -------------
            Total Liabilities                                                     2,031,309      1,581,398       1,536,406
                                                                              -------------   ------------   -------------

Corporation-obligated mandatorily redeemable capital securities of subsidiary
    trust holding solely junior subordinated debentures of the Corporation           23,867         23,837          23,827
                                                                              -------------   ------------   -------------
SHAREHOLDERS' EQUITY:
---------------------
Preferred stock, no stated value, 4,000,000
    shares authorized, none issued                                                        -              -               -
Common stock, $5.00 par value, 20,000,000 shares authorized,
    11,852,593, 11,786,811 and 11,781,535 shares issued and
    11,124,462, 11,132,253 and 11,158,406 shares outstanding                         59,263         58,934          58,908
Additional paid-in capital                                                            3,931          2,611           2,613
Retained earnings                                                                    94,031         84,647          81,469
Accumulated other comprehensive income                                                5,638          5,443           4,393
Treasury stock, 685,273, 611,700 and 571,700 shares at cost                         (14,150)       (12,043)        (10,920)
Unallocated common stock held by ESOP (at cost)                                        (750)          (750)           (900)
                                                                              -------------   ------------   -------------
            Total Shareholders' Equity                                              147,963        138,842         135,563
                                                                              -------------   ------------   -------------
            Total Liabilities and Shareholders' Equity                        $   2,203,139   $  1,744,077   $   1,695,796
                                                                              =============   ============   =============

                   See Notes to Consolidated Financial Statements.

Part I. Item 1. Financial Information

                                    FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF INCOME
                                         (In thousands, except per share data)
                                                      (Unaudited)

                                                                       For the Three Months Ended
                                                                      -----------------------------
                                                                      September 30,   September 30,
                                                                          1998            1997
                                                                      -------------   -------------
INTEREST INCOME:
----------------
Interest and fees on loans                                            $      22,909   $      22,515
Interest on deposits with other banks                                            31              29
Interest on securities available for sale                                    12,168           5,863
Interest and dividends on investment securities:
     Taxable interest                                                           376             333
     Tax-exempt interest                                                      1,004           1,035
Interest on mortgage-backed securities                                        1,526           2,310
Interest on federal funds sold                                                    2               6
                                                                      -------------   -------------
         Total Interest Income                                               38,016          32,091
                                                                      -------------   -------------
INTEREST EXPENSE:
-----------------
Interest on deposits:
     Demand                                                                     277             227
     Savings                                                                  2,951           1,995
     Time                                                                    12,055           9,759
Interest on borrowed funds:
     Federal funds purchased and other short-term borrowings                  1,143             875
     Repurchase agreements and secured lines of credit                        2,931           1,740
     Advances from the Federal Home Loan Bank                                 2,040           2,146
Interest on long-term debt                                                      414              94
                                                                      -------------   -------------
         Total Interest Expense                                              21,811          16,836
                                                                      -------------   -------------

NET INTEREST INCOME                                                          16,205          15,255
     Provision for possible loan losses                                       1,000             954
                                                                      -------------   -------------

NET INTEREST INCOME AFTER PROVISION FOR
     POSSIBLE LOAN LOSSES                                                    15,205          14,301
                                                                      -------------   -------------
OTHER INCOME:
-------------
Trust fees                                                                      630             486
Service charges on deposit accounts                                           1,488           1,055
Net securities gains                                                            973              17
Net gains on loan sales                                                         271             169
Income from bank owned life insurance                                           358               -
Other operating income                                                        1,002           1,039
                                                                      -------------   -------------
         Total Other Income                                                   4,722           2,766
                                                                      -------------   -------------
OTHER EXPENSES:
---------------
Salaries and wages                                                            4,567           3,953
Employee benefits                                                             1,176           1,019
Net occupancy expense                                                           946             800
Equipment rentals, depreciation and maintenance                                 751             568
Amortization of intangible assets                                             1,415             256
Minority interest expense                                                       631             640
Supplies                                                                        449             413
Data processing services                                                        522             352
Professional fees                                                               495             405
Marketing                                                                       279             444
Other operating expense                                                       2,107           1,700
                                                                      -------------   -------------
        Total Other Expenses                                                 13,338          10,550
                                                                      -------------   -------------

INCOME BEFORE INCOME TAXES                                                    6,589           6,517
        Income Taxes                                                          1,833           1,846
                                                                      -------------   -------------
NET INCOME                                                            $       4,756   $       4,671
                                                                      =============   =============

BASIC EARNINGS PER SHARE                                              $        0.43   $        0.42
                                                                      =============   =============
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                                    11,143          11,165
                                                                      =============   =============
DILUTED EARNINGS PER SHARE                                            $        0.42   $        0.41
                                                                      =============   =============
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                                  11,351          11,383
                                                                      =============   =============
DIVIDENDS PER SHARE                                                   $        0.15   $        0.15
                                                                      =============   =============
/Table>
                   See Notes To Consolidated Financial Statements.


Part I. Item 1. Financial Information

                                    FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF INCOME
                                         (In thousands, except per share data)
                                                      (Unaudited)

                                                                        For the Nine Months Ended
                                                                      -----------------------------
                                                                      September 30,   September 30,
                                                                          1998            1997
                                                                      -------------   -------------
INTEREST INCOME:
----------------
Interest and fees on loans                                            $      67,114   $      66,762
Interest on deposits with other banks                                            80             215
Interest on securities available for sale                                    25,694          16,242
Interest and dividends on investment securities:
     Taxable interest                                                         1,000             880
     Tax-exempt interest                                                      2,988           3,110
Interest on mortgage-backed securities                                        5,084           7,313
Interest on federal funds sold                                                   16             554
                                                                      -------------   -------------
         Total Interest Income                                              101,976          95,076
                                                                      -------------   -------------
INTEREST EXPENSE:
-----------------
Interest on deposits:
     Demand                                                                     755             642
     Savings                                                                  7,258           5,727
     Time                                                                    30,329          29,266
Interest on borrowed funds:
     Federal funds purchased and other short-term borrowings                  3,634           2,023
     Repurchase agreements and secured lines of credit                        7,074           6,462
     Advances from the Federal Home Loan Bank                                 6,853           6,321
Interest on long-term debt                                                      566             295
                                                                      -------------   -------------
         Total Interest Expense                                              56,469          50,736
                                                                      -------------   -------------

NET INTEREST INCOME                                                          45,507          44,340
     Provision for possible loan losses                                       3,000           3,882
                                                                      -------------   -------------

NET INTEREST INCOME AFTER PROVISION FOR
     POSSIBLE LOAN LOSSES                                                    42,507          40,458
                                                                      -------------   -------------
OTHER INCOME:
-------------
Trust fees                                                                    2,150           1,709
Service charges on deposit accounts                                           3,710           3,084
Net securities gains                                                          1,031              37
Net gains on loan sales                                                       2,045           5,659
Income from bank owned life insurance                                         1,055               -
Other operating income                                                        3,919           3,414
                                                                      -------------   -------------
         Total Other Income                                                  13,910          13,903
                                                                      -------------   -------------
OTHER EXPENSES:
---------------
Salaries and wages                                                           12,758          11,578
Employee benefits                                                             3,652           3,355
Net occupancy expense                                                         2,610           2,327
Equipment rentals, depreciation and maintenance                               2,088           1,731
Amortization of intangible assets                                             1,957             768
Minority interest expense                                                     1,845           1,611
Supplies                                                                      1,430           1,209
Data processing services                                                      1,348           1,179
Professional fees                                                             1,300           1,350
Marketing                                                                     1,300           1,295
Other operating expense                                                       6,105           5,476
                                                                      -------------   -------------
        Total Other Expenses                                                 36,393          31,879
                                                                      -------------   -------------

INCOME BEFORE INCOME TAXES                                                   20,024          22,482
        Income Taxes                                                          5,621           7,059
                                                                      -------------   -------------
NET INCOME                                                            $      14,403   $      15,423
                                                                      =============   =============

BASIC EARNINGS PER SHARE                                              $        1.29   $        1.37
                                                                      =============   =============
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                                    11,156          11,274
                                                                      =============   =============
DILUTED EARNINGS PER SHARE                                            $        1.27   $        1.34
                                                                      =============   =============
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                                  11,378          11,468
                                                                      =============   =============
DIVIDENDS PER SHARE                                                   $        0.45   $        0.41
                                                                      =============   =============
/Table>
                   See Notes To Consolidated Financial Statements.


Part I. Item 1. Financial Information

                                    FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                        (In thousands, except per share data)
                                                     (Unaudited)

                                                                       For the Three Months Ended
                                                                      -----------------------------
                                                                      September 30,   September 30,
                                                                          1998            1997
                                                                      -------------   -------------
Net income                                                            $       4,756   $       4,671

Other comprehensive income, net of tax:

     Unrealized holding gains (losses) arising during period                    322           2,394

     Less: reclassification adjustment for (gains) losses
           included in net income                                              (632)            (11)
                                                                      -------------   -------------
Other comprehensive income                                                     (310)          2,383
                                                                      -------------   -------------
Comprehensive income                                                  $       4,446   $       7,054
                                                                      =============   =============


                                                                        For the Nine Months Ended
                                                                      -----------------------------
                                                                      September 30,   September 30,
                                                                          1998            1997
                                                                      -------------   -------------
Net income                                                            $      14,403   $      15,423

Other comprehensive income, net of tax:

     Unrealized holding gains (losses) arising during period                    865           3,533

     Less: reclassification adjustment for (gains) losses
           included in net income                                              (670)            (24)
                                                                      -------------   -------------
Other comprehensive income                                                      195           3,509
                                                                      -------------   -------------
Comprehensive income                                                  $      14,598   $      18,932
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

                                                        For the Nine Months Ended September 30, 1998
                                              ------------------------------------------------------------------------------
                                                                                                              Common Stock
                                                                                     Accumulated              Held by ESOP
                                               Common Stock                             Other                   (at cost)
                                              ---------------              Retained  Comprehensive Treasury  ---------------
                                              Shares   Amount    Surplus   Earnings     Income       Stock   Shares   Amount
                                              ------------------------------------------------------------------------------
Balance - January 1, 1998                     11,787   $58,934   $ 2,611   $84,647     $ 5,443    ($12,043)   (43)    ($750)

Net income                                         -         -         -    14,403           -           -      -         -

Cash dividends paid ($0.45 per share)              -         -         -    (5,019)          -           -      -         -

Exercise of options, net of shares redeemed       12        62       (21)        -           -           -      -         -

Common stock issued for dividend reinvestment     51       255     1,202         -           -           -      -         -

Treasury stock purchased                           -         -         -         -           -      (2,135)     -         -

Restricted shares issued                           3        12        55         -           -           -      -         -

Value of ESOP shares to be allocated in excess
    of cost                                        -         -        70         -           -           -      -         -

Treasury stock issued                              -         -        14         -           -          28      -         -

Net change in unrealized appreciation
    in securities available for sale,
    net of tax                                     -         -         -         -         195           -      -         -
                                              ------------------------------------------------------------------------------
Balance - September 30, 1998                  11,853   $59,263    $3,931   $94,031      $5,638    ($14,150)   (43)    ($750)
                                              ==============================================================================




                                                        For the Nine Months Ended September 30, 1997
                                              ------------------------------------------------------------------------------
                                                                                                             Common Stock
                                                                                    Accumulated              Held by ESOP
                                               Common Stock                             Other                   (at cost)
                                              ---------------              Retained Comprehensive Treasury   ---------------
                                              Shares   Amount    Surplus   Earnings     Income      Stock    Shares   Amount
                                              ------------------------------------------------------------------------------
Balance - January 1, 1997                      7,836   $39,179   $22,064   $70,736      $  884     ($4,242)   (34)     ($900)

Net income                                         -         -         -    15,423           -           -      -          -

Cash dividends paid ($0.41 per share)              -         -         -    (4,690)          -           -      -          -

Exercise of options, net of shares redeemed       14        71        53         -           -           -      -          -

Common stock issued for dividend reinvestment      5        23       131         -           -           -      -          -

Treasury stock purchased                           -         -         -         -           -      (6,678)     -          -

Fifty percent stock dividend declared on
   July 15, 1997                               3,927    19,635   (19,635)        -           -           -    (17)         -

Net change in unrealized appreciation
   in securities available for sale,
   net of tax                                      -         -         -         -       3,509           -      -          -
                                              ------------------------------------------------------------------------------
Balance - September 30, 1997                  11,782   $58,908    $2,613   $81,469      $4,393    ($10,920)   (51)     ($900)
                                              ==============================================================================



                 See Notes To Consolidated Financial Statements.

Part I. Item 1. Financial Information

                                    FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (In thousands)
                                                        (Unaudited)
                                                                                  For the Nine Months Ended
                                                                                -----------------------------
                                                                                September 30,   September 30,
                                                                                    1998            1997
                                                                                -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net income                                                                       $     14,403    $     15,423
                                                                                -------------   -------------
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                                      1,941           1,728
      Amortization and accretion                                                        2,635           1,512
      Income from bank owned life insurance                                            (1,055)              -
      Provision for possible loan losses                                                3,000           3,882
      Gain on sale of securities                                                       (1,031)            (37)
      Gain on sale of loans                                                            (2,045)         (5,659)
      Gain on sale of branch offices                                                   (1,071)           (325)
      Proceeds from loan sales                                                        150,912         124,564
      Purchase of loans                                                                  (187)         (2,869)
      Provision for deferred taxes                                                        (49)           (378)
      Increase in interest receivable                                                  (3,819)         (1,045)
      Increase in interest payable                                                        436             451
      Other - net                                                                      (5,553)          1,470
                                                                                -------------   -------------
   Total adjustments                                                                  144,114         123,294
                                                                                -------------   -------------
Net cash provided by operating activities                                             158,517         138,717
                                                                                -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Proceeds from sales of securities available for sale                                    7,745           5,344
Proceeds from maturity or paydown of securities available for sale                    165,500          96,500
Purchase of securities available for sale                                            (572,207)       (227,596)
Proceeds from maturity or paydown of investment securities                             57,579          35,768
Purchase of investment securities                                                     (24,341)        (12,014)
Proceeds from sale of credit card loan portfolio                                            -          21,801
Net increase in loans                                                                (106,503)        (61,408)
Decrease in deposits with other banks                                                   5,197             281
Decrease in federal funds sold                                                              -          37,400
Purchase of premises and equipment                                                     (3,579)         (3,191)
Proceeds from sale of premises and equipment                                                -             298
Proceeds from sale of other real estate owned                                           1,076           1,182
Cash paid for branch office sale                                                      (40,884)         (3,302)
Cash received for branch office purchases                                             251,221          33,760
                                                                                -------------   -------------
Net cash used in investing activities                                                (259,196)        (75,177)
                                                                                -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
Net decrease increase in deposits                                                      (8,744)         (1,751)
Net increase in federal funds purchased and other short-term borrowings                14,888          24,869
Net increase (decrease) in repurchase agreements and secured lines of credit          107,887         (98,855)
Net decrease in advances from the Federal Home Loan Bank                              (22,600)              -
Proceeds from issuance of capital securities, net of issuance costs                         -          23,800
Proceeds from issuance of long-term debt                                               23,000               -
Payments on long-term debt                                                             (3,508)         (1,169)
Proceeds from exercise of stock options                                                    41             124
Proceeds from common stock issued                                                       1,524             154
Treasury stock purchased                                                               (2,135)         (6,678)
Treasury stock issued                                                                      42               -
Dividends paid on common stock                                                         (5,019)         (4,690)
                                                                                -------------   -------------
Net cash provided by (used in) financing activities                                   105,376         (64,196)
                                                                                -------------   -------------
NET INCREASE IN CASH AND DUE FROM BANKS                                                 4,697            (656)

CASH AND DUE FROM BANKS - Beginning of year                                            40,973          36,021
                                                                                -------------   -------------
CASH AND DUE FROM BANKS - End of period                                          $     45,670    $     35,365
                                                                                =============   =============

                   See Notes To Consolidated Financial Statements.

Part I. Item 1. Financial Information

                            FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                          (In thousands)
                                            (Unaudited)

                                                                                  For the Nine Months Ended
                                                                                -----------------------------
                                                                                September 30,   September 30,
                                                                                    1998            1997
                                                                                -------------   -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for:

      Interest                                                                  $      56,033   $      50,285
                                                                                =============   =============
      Income taxes                                                              $       7,766   $       6,367
                                                                                =============   =============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:

   Deposits assumed in branch acquisition                                       $     383,842   $      37,296
                                                                                =============   =============
   Loans acquired in branch acquisition                                         $      73,677   $           -
                                                                                =============   =============
   Deposits sold in branch disposition                                          $      46,702   $       3,731
                                                                                =============   =============
   Securities purchased settling after September 30,                            $       3,234   $      11,017
                                                                                =============   =============
   Transfers to other real estate owned                                         $       1,407   $         878
                                                                                =============   =============
   Net change in unrealized appreciation in securities
      available for sale, net of income tax effects                             $         195   $       3,509
                                                                                =============   =============



                   See Notes To Consolidated Financial Statements.




                 FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                (Unaudited)

1.  Principles of Consolidation:

        The consolidated financial statements include the accounts of First Western Bancorp, Inc. ("First Western") and its wholly-owned subsidiaries:
First Western Bank, National Association ("First Western Bank, N.A."); First Western Investment Services Company ("Investment Services") and First Western Capital Trust I ("Capital Trust"). Effective September 10, 1998, First Western Trust Services Company ("Trust Services") was merged into First Western Bank, N.A. All significant intercompany transactions have been eliminated in consolidation.

        The consolidated balance sheets as of September 30, 1998 and September 30, 1997, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the three and nine month periods ended September 30, 1998 and 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

        First Western has disclosed comprehensive income in a separate income statement, in which the components of comprehensive income are displayed net of income taxes. The following tables set forth the related tax effects allocated to each element of comprehensive income for the three and nine months ended September 30, 1998 and 1997:

                                 Three Months Ended September 30, 1998     Three Months Ended September 30, 1997
                                 --------------------------------------    --------------------------------------
                                 Pre-tax     Tax (Expense)   Net-of-tax    Pre-tax     Tax (Expense)   Net-of-tax
                                  Amount       or Benefit      Amount       Amount       or Benefit      Amount
                                 ---------   -------------   ----------    ---------   -------------   ----------

Unrealized gains (losses) on
   securities:

  Unrealized holding gains
     (losses) arising during
     period                      $     495   $        (173)  $      322    $   3,683   $      (1,289)  $    2,394

  Less: reclassification
     adjustment for (gains)
     losses realized in
     net income                       (973)            341         (632)         (17)              6          (11)
                                 ---------   -------------   ----------    ---------   -------------   ----------
  Net unrealized gains (losses)       (478)            168         (310)       3,666          (1,283)       2,383
                                 ---------   -------------   ----------    ---------   -------------   ----------

Other comprehensive income       $    (478)  $         168   $     (310)   $   3,666   $      (1,283)  $    2,383
                                 =========   =============   ==========    =========   =============   ==========


                                 Nine Months Ended September 30, 1998      Nine Months Ended September 30, 1997
                                 --------------------------------------    --------------------------------------
                                 Pre-tax     Tax (Expense)   Net-of-tax    Pre-tax     Tax (Expense)   Net-of-tax
                                  Amount       or Benefit      Amount       Amount       or Benefit      Amount
                                 ---------   -------------   ----------    ---------   -------------   ----------

Unrealized gains (losses) on
   securities:

  Unrealized holding gains
     (losses) arising during
     period                      $   1,331   $        (466)  $      865    $   5,435   $      (1,902)  $    3,533

  Less: reclassification
     adjustment for (gains)
     losses realized in
     net income                     (1,031)            361         (670)         (37)             13          (24)
                                 ---------   -------------   ----------    ---------   -------------   ----------
  Net unrealized gains (losses)        300            (105)         195        5,398          (1,889)       3,509
                                 ---------   -------------   ----------    ---------   -------------   ----------

Other comprehensive income       $     300   $        (105)  $      195    $   5,398   $      (1,889)  $    3,509
                                 =========   =============   ==========    =========   =============   ==========


        The following table sets forth the components of accumulated other comprehensive income for the nine months ended September 30, 1998 and 1997:

                                                                              Nine Months Ended September 30,
                                                                              -------------------------------
                                                                                  1998               1997
                                                                              -------------      ------------
Beginning balance                                                             $       5,443      $        884

Net unrealized gains (losses) on securities, net of taxes                               195             3,509
                                                                              -------------      ------------
Ending balance                                                                $       5,638      $      4,393
                                                                              =============      ============


        In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for financial statements for periods beginning after December 15, 1997.
Statement No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a
company's operating segments.   First Western is not required to disclose
segment information in accordance with Statement No. 131 until its annual report for 1998, at which time it will restate prior years' segment disclosures to conform to the Statement No. 131 segment presentation, if applicable. In First Western's first quarter 1999 report, and in subsequent quarters, First Western will present the interim disclosures required by Statement No. 131 for both 1999 and 1998. First Western has not completed its analysis of which operating segments it will report on, if any.

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

        On October 14, 1998, First Western announced the sale of the recently acquired Punxsutawney, Ebensburg, Barnesboro and Kiski Valley branches to two unrelated banks. As part of this transaction, First Western will acquire the deposits and consumer loans of a branch in Moon Township, Allegheny County, Pennsylvania from one of these banks. First Western sold these branches because they were not located near First Western's core banking markets. These branches were acquired in June 1998 from PNC Bank as part of a 16 branch purchase. The remaining twelve branches from the PNC branch purchase are located within First Western's strategic market. The four branches that are being sold have approximately $139 million of deposits and $25 million of consumer loans. The Moon Township branch to be acquired by First Western has approximately $10 million of deposits and $2.7 million of consumer loans.
The sales and purchase are subject to regulatory approval and are expected to be completed by February 1999.

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


Results of operations for the three and nine months ended September 30, 1998 compared with the three and nine months ended September 30, 1997:

        First Western's earnings for the nine months ended September 30, 1998 were $14.4 million, decreasing $1.0 million or 6.6% from $15.4 million for the first nine months of 1997. This decrease in net income was due to a $4.5 million increase in other expenses and a $3.6 million decrease in net gains on loan sales with these decreases in income partially offset by a $1.2 million increase in net interest income, a $1.1 million gain realized on the sale of First Western's Lake County, Ohio branches during the first quarter of 1998, an $882,000 decrease in the provision for possible loan losses and a $1.1 million increase in income from bank owned life insurance. The increases in net interest income, other expenses and service charges on deposits for the nine months ended September 30, 1998 compared with the prior year were primarily due to the acquisition of the 16 PNC Bank branches and related deposits and loans in June 1998. First Western's basic and diluted earnings per share for the nine months ended September 30, 1998 were $1.29 and $1.27, respectively, compared with $1.37 and $1.34 for the first nine months of 1997 with these decreases in per share earnings due to the factors discussed above. First Western's return on average assets and return on average equity for the first nine months of 1998 were 1.01% and 13.38%, respectively, compared with 1.21% and 15.86% for the first nine months of 1997, with the decrease in these ratios primarily attributable to the lower net interest margin and lower net gains on loan sales.

         For the three months ended September 30, 1998, First Western's net income was $4.8 million compared with $4.7 million for the three months ended September 30, 1997. First Western's net income increased $85,000 or 1.8% from the third quarter of 1997 to the third quarter of 1998 primarily due to a $956,000 increase in net securities gains, a $950,000 increase in net interest income and increases in service charges on deposits and other operating income with these increases offset by a $2.8 million increase in other expenses. Operating expenses increased due in part to the 16 PNC Bank branches acquired by First Western during the second quarter of 1998. First Western's basic and diluted earnings per share for the third quarter of 1998 were $0.43 and $0.42, respectively, compared with $0.42 and $0.41 for the third quarter of 1997. First Western's return on average assets and return on average equity for the third quarter of 1998 were 0.87% and 12.95%, respectively, compared with 1.10% and 13.95% for the third quarter of 1997, with the decreases in these ratios primarily attributable to the lower net interest margin and lower net gains on loan sales realized during the third quarter of 1998.

Net Interest Income:

         First Western's net interest income was $45.5 million for the nine months ended September 30, 1998, increasing $1.2 million or 2.6% from $44.3 million for the first nine months of 1997. The increase in net interest income was generated by a 9.6% increase in average earning assets with this increase partially offset by a decline in First Western's net interest margin. First Western's net interest income for the first nine months of 1998 was also impacted by the purchase of bank-owned life insurance ("BOLI") in December 1997. The BOLI purchase was funded by First Western reducing its portfolio of securities which reduced First Western's net interest income while the increase in the cash surrender value of the BOLI is included in other income. The earnings on BOLI, which are exempt from taxes, were $1.1 million for the first nine months of 1998. First Western's average earning assets increased $156.7 million or 9.6% for the first nine months of 1998 compared with the first nine months of 1997. The increase in average earning assets was due to a $162.6 million increase in average securities due to First Western purchasing securities during the second quarter of 1998 in anticipation of closing the PNC Bank branch acquisition in late June 1998. Average securities also increased due to First Western implementing a $102 million leverage strategy during the third quarter of 1998 that involved purchasing U. S. government agency securities and funding these securities with repurchase agreements.

         First Western's net interest income was $16.2 million for the three months ended September 30, 1998, increasing $950,000 or 6.2% from $15.3 million for the third quarter of 1997. The increase in net interest income was due to a $383 million or 23.5% increase in average earning assets with this increase partially offset by a decline in First Western's net interest margin. First Western's average earning assets increased for the third quarter of 1998 compared with the third quarter of 1997 due to the PNC Bank branch acquisition along with the leverage strategy implemented during the third quarter of 1998.

         First Western's net interest margin or net interest income expressed as a percentage of average earning assets was 3.53% for the first nine months of 1998 compared with 3.77% for the first nine months of 1997. The purchase of the PNC branches and the $102 million leverage strategy both had a detrimental impact on First Western's net interest margin since the spread between the yield on earning assets and the cost of funds on these transactions was less than First Western's net interest margin. The purchase of BOLI in December 1997 reduced First Western's net interest margin by approximately seven basis points for the first nine months of 1998 compared with the prior year since the earnings on BOLI are included in other income while the cost of funding the BOLI is included in interest expense.

         First Western's net interest margin was 3.33% for the third quarter of 1998 compared with 3.88% for the third quarter of 1997 and 3.80% and 3.51% for the first and second quarters of 1998, respectively. The decrease in the net interest margin was due to the acquisition of the PNC branches late in the second quarter of 1998 along with the implementation of a $102 million leverage strategy during the third quarter of 1998. Excluding the PNC branch acquisition and the leverage strategy, First Western's net interest margin would have been approximately 3.68% for the third quarter of 1998.

Provision for Possible Loan Losses:

         First Western's provision for possible loan losses was $3.0 million for the first nine months of 1998, decreasing $882,000 from $3.9 million for the first nine months of 1997. First Western's net charge-offs for the first nine months of 1998 were $2.6 million or 0.33% of average loans, compared with $2.3 million or 0.29% of average loans for the first nine months of 1997. Substantially all of First Western's charge-offs for the first nine months of 1998 and 1997 were consumer loans, primarily indirect automobile loans. First Western's net charge-offs (recoveries) by loan type are as follows (in thousands):

                                                                               Nine Months ended September 30,
                                                                               -------------------------------
                                                                                  1998                 1997
                                                                               ----------           ----------
    Commercial, financial and agricultural loans..........................     $        7           $      (40)
    Real estate construction loans........................................              -                    -
    Real estate mortgage loans............................................            (25)                  84
    Installment loans.....................................................          2,629                2,220
                                                                               ----------           ----------
       Total net charge-offs..............................................     $    2,611           $    2,264
                                                                               ==========           ==========
    Net charge-offs as a percentage of
       average loans......................................................           0.33%                0.29%
                                                                               ==========           ==========

Other Income and Other Expenses:

         Other income was $13.9 million for both the first nine months of 1998 and 1997 with increases in income from bank owned life insurance, net securities gains, gains on branch sales and increases in service charges on deposits and trust fees offsetting a $3.6 million decrease in net gains on loan sales. First Western's other income was $4.7 million for the third quarter of 1998, increasing $1.9 million from $2.8 million for the third quarter of 1997 due to a $956,000 increase in net securities gains along with increased service charges on deposits, increased income from bank owned life insurance and increased trust fees. The 16 PNC branches that were acquired in late June 1998 accounted for approximately $384,000 and $438,000 of First Western's other income for the three and nine month periods ended September 30, 1998, respectively. Most of the other income generated by the former PNC branches was service charges on deposits.

         Trust fees increased $441,000 or 25.8% from $1.7 million for the first nine months of 1997 to $2.2 million for the first nine months of 1998 primarily due to an increase in trust assets managed by First Western. Trust fees increased $144,000 or 29.6 % from $486,000 for the third quarter of 1997 to $630,000 for the third quarter of 1998 due to the increase in trust assets under management.

         Service charges on deposit accounts increased $626,000 or 20.3% for the nine months ended September 30 1998 compared with the prior year due to the additional branches acquired from PNC Bank along with increases in First Western's service charges beginning in March 1998. The former PNC Bank branches contributed approximately $341,000 of the service charges on deposits for the nine months ended September 30, 1998 with most of these service charges collected during the third quarter. Service charges on deposit accounts increased $433,000 or 41.0% for the third quarter of 1998 compared with the prior year due to the former PNC branches and the increased fee schedule.

         During the third quarter of 1998, First Western realized security gains of $973,000 primarily as a result of the sale of an investment in another bank holding company's common stock.

         During the first nine months of 1998, First Western realized net gains on loan sales of $2.0 million compared with gains of $5.7 million for the first nine months of 1997. The gains on loan sales realized by First Western during the first nine months of 1998 were primarily the result of First
Western selling $92.3 million of residential mortgage loans during the first quarter of 1998. Most of the gains during the first nine months of 1997 were the result of First Western completing the sale of its credit card portfolio. First Western realized net gains of $271,000 and $169,000 during the third quarters of 1998 and 1997, respectively, as a result of the First Western selling some of its current mortgage loan production while retaining the servicing on these loans.

         During the fourth quarter of 1997, First Western purchased $25 million of BOLI. The increase in the cash surrender value of the BOLI is included in other income. The income from BOLI for the three and nine month periods ended September 30, 1998 was $358,000 and $1.1 million, respectively.

         Other operating income increased $505,000 from $3.4 million for the first nine months of 1997 to $3.9 million for the first nine months of 1998 primarily as a result of a $1.1 million gain realized on the sale of First Western's Lake County branches during the first nine months of 1998 compared with First Western realizing a gain of $325,000 from the sale of its Slippery Rock branch during the first nine months of 1997 . First Western's Lake County branches had deposits of $47 million when they were sold and First Western received a total premium of approximately $5.3 million on this sale with $4.2 million of this premium used to eliminate the remaining intangible assets related to those branches. This increase in other operating income was partially offset by decreases in income from loan servicing and credit card program fees due to the completion of the sale of First Western's credit card program during the first half of 1997.

         Total other expenses for the first nine months of 1998 were $36.4 million, increasing $4.5 million or 14.2%, from $31.9 million for the first nine months of 1997 primarily due to the additional expense of operating the 16 PNC Bank branches that were acquired in June 1998. Other expenses increased $2.8 million or 26.4% from $10.6 million for the third quarter of 1997 to $13.3 million for the third quarter of 1998 primarily due to the PNC branches.

         First Western's salary and employee benefits expense increased a combined $1.5 million or 9.9% for the first nine months of 1998 compared with the first nine months of 1997. Approximately $473,000 of this increase was attributable to the PNC Bank branches with the remaining increase due to normal salary and wage increases with the increase in salaries and wage expense partially offset by an increase in the deferral of salaries and wages related to loan originations due to an increase in loans originated, particularly residential mortgage loans due to the low, long-term interest rates experienced during the first nine months of 1998. The PNC branches accounted for $459,000 of the $771,000 increase in salaries and benefits expense for the third quarter of 1998 compared with the third quarter of 1997.

         First Western's occupancy and equipment expense increased a combined $640,000 or 15.8% for the first nine months of 1998 compared with the prior year with $275,000 of the increase due to the recently acquired PNC Bank branches and the remaining increase due to an increase in building maintenance costs related to new facilities opened by First Western in the second half of 1997 along with an increase in depreciation expense. For the three months ended September 30, 1998, occupancy and equipment expense increased a combined $329,000 or 24.0% compared with the third quarter of 1997 with most of this increase due to the PNC Bank branches. In October 1998, First Western closed four branches where the branches acquired from PNC Bank were located close to existing First Western offices and the customers of these branches were moved to other nearby branches. On October 19, 1998, First Western entered into agreements to sell the four eastern branches that were acquired from PNC. These branch sales should close in the first quarter of 1999. The elimination of these eight branch offices should reduce occupancy and equipment expense in future periods.

         For the nine months ended September 30, 1998, First Western's amortization of intangible assets expense increased $1.2 million from $768,000 for the first nine months of 1997 to $2.0 million for the first nine months of 1998. For the third quarter of 1998, First Western's amortization of intangible assets expense was $1.4 million compared with $256,000 for the third quarter of 1997 with this increase in amortization expense the result of the purchase of the Chicora, Pennsylvania office in September 1997 along with the 16 PNC Bank branches in June 1998. The PNC Bank branch purchase increased First Western's intangible assets by $59 million.

         Minority interest expense increased $234,000 from $1.6 million for the first nine months of 1997 to $1.8 million for the first nine months of 1998 due to the trust preferred securities being issued approximately halfway through the first quarter of 1997. In February 1997, First Western completed the private placement of $25 million of trust preferred capital securities issued by First Western's Delaware trust subsidiary, First Western Capital Trust I. The distributions payable on the securities have been recorded as minority interest expense.

         First Western's supplies expense increased $221,000 from $1.2 million for the first nine months of 1997 to $1.4 million for the first nine months of 1998 due to the supplies necessary to convert the PNC Bank branches to First Western's data processing systems. The expenses related to the PNC Bank branches consisted of the costs to produce and mail brochures to the former PNC bank customers to explain First Western's products and services, the cost to replace the former PNC Bank customers' checks and various expenses to add these branches to the First Western data processing system.

         Other operating expenses increased $629,000 or 11.5% from $5.5 million for the first nine months of 1997 to $6.1 million for the first nine months of 1998. This increase was primarily due to a $338,000 increase in Pennsylvania bank shares tax. The increase in Pennsylvania bank shares tax expense was a result of the merger of First Western's former thrift subsidiary, First Western

Bank, Federal Savings Bank ("First Western Bank, F.S.B."), into First Western Bank, N.A. in September 1997. As a thrift, First Western Bank, F.S.B. formerly paid state income tax instead of shares tax.

         Other operating expenses increased $407,000 from $1.7 million for the third quarter of 1997 to $2.1 million for the third quarter of 1998 due to the expenses related to the PNC Bank branches, a $106,000 increase in bad check and fraud losses and an $153,000 increase in Pennsylvania bank shares tax expense.


Income Taxes:

         First Western's income tax expense was $5.6 million for the first nine months of 1998 compared with $7.0 million for the first nine months of 1997. The decrease in First Western's income tax expense was due to a decrease in pre-tax earnings along with the elimination of the state income taxes paid by First Western's former thrift subsidiary. First Western's effective tax rate for the nine months ended September 30, 1998 was 28.1% compared with 31.4% for the first nine months of 1997. The decrease in First Western's effective tax rate from 1997 to 1998 was due to First Western having a decreased level of fully-taxable income as compared with pretax earnings as a result of the decrease in gains on loan sales along with the increase in tax-exempt income as a result of the BOLI purchased in late 1997 and also due to the elimination of the state income tax on the former thrift subsidiary.

Financial Condition as of September 30, 1998 as compared with December 31, 1997 and September 30, 1997.

         As of September 30, 1998, First Western's total assets were $2.203 billion compared with $1.744 billion at December 31, 1997 and $1.696 billion at September 30, 1997. During the first nine months of 1998, First Western's total assets increased $459 million or 26.3% primarily due to the acquisition of 16 branches from PNC Bank. First Western's total average assets for the first nine months of 1998 were $1.915 billion compared with $1.699 billion for the first nine months of 1997, an increase of 12.7%.


Purchase of PNC Branches:

         On February 23, 1998, First Western Bank, N.A. agreed to purchase 16 branches in western Pennsylvania from PNC Bank. The agreement includes the acquisition of the 16 branches, related deposits, consumer loans, small business banking relationships and certain brokerage relationships. On June 19, 1998, First Western acquired approximately $384 million in deposits, $74 million in consumer and small business loans, and $11 million in brokerage assets, along with related fixed assets, leases, safe deposit business and other agreements. First Western paid consideration of approximately $59 million for the deposit and brokerage relationships and the right to acquire, at book value, the loan portfolio and the real estate and related assets of the 16 branches. This premium was recorded as an intangible asset and is being amortized over twelve years.

         On October 14, 1998, First Western announced the sale of four of the recently acquired branches to two unrelated banks. As part of this transaction, First Western will acquire the deposits and consumer loans of a branch in Moon Township, Allegheny County, Pennsylvania from one of these banks. First Western sold these branches because they were not located near First Western's core banking markets. The remaining twelve branches from the PNC branch purchase are located within First Western's strategic market. The four branches that are being sold have approximately $139 million of deposits and $25 million of consumer loans. The Moon Township branch to be acquired by First Western has approximately $10 million of deposits and $2.7 million of consumer loans. The sales and purchase are subject to regulatory approval and are expected to be completed by February 1999.

Loan Portfolio:

         Net loans, including loans held for sale, increased $27.5 million or 2.5% during the first nine months of 1998 with this increase in loans primarily due to an increase in commercial loans along with the acquisition of $74 million of consumer and commercial loans from PNC Bank with these increases partially offset by the sale of approximately $92 million of residential mortgage loans during the first quarter of 1998. During the first quarter of 1998, First Western sold residential mortgage loans in anticipation of an increase in prepayments due to the low, long-term interest rate environment. First Western realized net gains of $1.4 million on these loan sales during the first quarter of 1998. The loans acquired from PNC Bank consisted of $54 million of consumer installment loans, $10 million of home equity loans, $6 million of commercial mortgage loans and $4 million of commercial loans. The following table shows the composition of First Western's loan portfolio, including loans held for sale, at September 30, 1998, December 31, 1997 and September 30, 1997:

                                            September 30, 1998             December 31, 1997             September 30, 1997
                                        ------------------------       ----------------------        -----------------------
                                           Amount        Percent          Amount      Percent           Amount       Percent
                                        ------------    --------       -----------   --------        -----------    --------
                                                                            (Dollars in Thousands)
Commercial, financial and agricultural:
    Automobile floorplan loans.......   $     29,203         2.6%      $    31,013        2.8%       $    17,905         1.7%
    Loans to municipalities..........          4,641         0.4             6,140        0.6              5,661         0.5
    Other commercial loans...........        126,524        11.4           105,323        9.7             96,063         9.3
                                        ------------    --------       -----------   --------        -----------    --------
      Subtotal.......................        160,368        14.4           142,476       13.1            119,629        11.5
                                        ------------    --------       -----------   --------        -----------    --------
Real estate-construction.............         10,584         1.0            14,450        1.4             14,183         1.4
                                        ------------    --------       -----------   --------        -----------    --------
Real estate-mortgage:
  1-4 Family residential.............        372,822        33.5           385,702       35.5            379,431        36.7
  Multi-family residential...........         26,354         2.4            29,331        2.7             27,620         2.7
  Home equity........................         73,462         6.6            56,811        5.2             55,078         5.3
  Commercial and other...............        176,223        15.8           172,559       15.9            163,954        15.8
                                        ------------    --------       -----------   --------        -----------    --------
    Subtotal.........................        648,861        58.3           644,403       59.3            626,083        60.5
                                        ------------    --------       -----------   --------        -----------    --------
Installment and other................        293,919        26.3           284,874       26.2            274,995        26.6
                                        ------------    --------       -----------   --------        -----------    --------
Total................................   $  1,113,732       100.0%      $ 1,086,203      100.0%       $ 1,034,890       100.0%
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

         First Western's delinquent loans, nonaccrual loans and nonperforming assets consisted of the following at September 30, 1998, December 31, 1997 and September 30, 1997:


                                                                September 30,   December 31,   September 30,
                                                                    1998            1997           1997
                                                                -------------   ------------   -------------
                                                                      (Dollars in Thousands)
    Loans delinquent and still accruing interest:
      Loans past due 30 to 89 days ...........................  $       6,731   $      8,703   $       5,922
      Loans past due 90 days or more .........................          2,153          2,466           1,844
                                                                -------------   ------------   -------------
        Total loan delinquencies .............................  $       8,884   $     11,169   $       7,766
                                                                =============   ============   =============

    Nonaccrual loans .........................................  $       1,587   $      2,634   $       2,942
    Other real estate owned ..................................            771            382             218
                                                                -------------   ------------   -------------
    Total nonperforming assets ...............................  $       2,358   $      3,016   $       3,160
                                                                =============   ============   =============

    Total nonperforming assets and loans
      past due 90 days or more ...............................  $       4,511   $      5,482   $       5,004
                                                                =============   ============   =============

    Nonaccrual loans to total loans ..........................           0.14 %         0.24 %          0.28 %

    Nonperforming assets to total loans
      and other real estate owned ............................           0.21 %         0.28 %          0.31 %

    Nonperforming assets to total assets .....................           0.11 %         0.17 %          0.19 %

    Nonperforming assets and loans past due
      90 days or more to total assets ........................           0.20 %         0.31 %          0.30 %

    Nonaccrual loans and loans past due
      90 days or more to total loans .........................           0.34 %         0.47 %          0.46 %

    Allowance for possible loan losses
      to nonaccrual loans ....................................       1,163.93 %       686.33 %        600.68 %

    Allowance for possible loan losses
      to loans past due 90 days or more
      and nonaccrual loans ...................................         493.74 %       354.43 %        369.24 %

    Allowance for possible loan losses to
      total loans ............................................           1.66 %         1.66 %          1.71 %

         First Western's total delinquencies, excluding nonaccrual loans, decreased $2.3 million from $11.2 million at December 31, 1997 to $8.9 million at September 30, 1998 due to a $2.0 million decrease in loans past due 30-89 days along with a $313,000 decrease in loans past due 90 days or more. First Western's total delinquencies increased $2.5 million during the third quarter with most of this increase in consumer loans past due 30-89 days. Consumer loan delinquencies decreased $899,000 for the nine months ended September 30, 1998. Most of the increase in delinquencies from September 30, 1997 to September 30, 1998 has been due to increased delinquencies of consumer loans. First Western's delinquent loans by type are as follows at September 30, 1998, December 31, 1997 and September 30, 1997:

                                            September 30, 1998       December 31, 1997      September 30, 1997
                                            ------------------       -----------------      ------------------
                                                                     (Dollars in Thousands)
    Commercial, financial and
      agricultural.......................   $              220       $             592      $              572
                                            ------------------       -----------------      ------------------
    Real estate-mortgage:
      1-4 Family residential.............                1,136                     974                   1,044
      Home equity........................                   18                      54                      65
      Commercial and other...............                  377                   1,517                       -
                                            ------------------       -----------------      ------------------
        Subtotal.........................                1,531                   2,545                   1,109
                                            ------------------       -----------------      ------------------
    Installment .........................                7,133                   8,032                   6,085
                                            ------------------       -----------------      ------------------
    Total................................   $            8,884       $          11,169      $            7,766
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

         First Western believes that the allowance for possible loan losses of $18.5 million at September 30, 1998 is adequate to cover losses inherent in the portfolio as of such date. However, there can be no assurance that First Western will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at September 30, 1998.

Investment Securities, Mortgage-Backed Securities, and Securities Available for Sale:

         Securities available for sale increased $401.2 million from $324.5 million at December 31, 1997 to $725.7 million at September 30, 1998 with this increase due to the purchase of securities using the funds provided by the PNC Bank branch acquisition along with First Western implementing a $102 million leverage strategy in July 1998. The leverage strategy involved the purchase of U.S. government agency securities which were funded with repurchase agreements. At September 30, 1998, First Western had net unrealized appreciation on securities available for sale of $8.7 million compared with unrealized appreciation of $8.4 million and $6.8 million at December 31, 1997 and September 30, 1997, respectively.

         Investment securities and mortgage-backed securities decreased a combined $32.9 million or 14.1% during the first nine months of 1998 with this decrease due to maturities and paydowns. The market value of First Western's investment securities and mortgage-backed securities held to maturity was a combined $201.0 million, $1.1 million or 0.5% above the amortized cost of $199.9 million. First Western's portfolio of investment securities and mortgage-backed securities had a market value above amortized cost of $407,000 or 0.2% at December 31, 1997.


Deposits:

         Total deposits increased $328.4 million or 27.5% from $1.192 billion at December 31, 1997 to $1.521 billion at September 30, 1998. Deposits increased during the first nine months of 1998 primarily due to the purchase of the 16 PNC Bank branches with this increase partially offset by the sale of First Western's three branches in Lake County, Ohio. The PNC Bank branches had approximately $384 million of deposits and the Lake County branches had approximately $47 million of deposits. First Western's deposits increased $340.1 million from September 30, 1997 to September 30, 1998 with most of this increase attributable to the factors discussed above.


Borrowed Funds and Long-term Debt:

         First Western's wholesale borrowed funds increased $100.2 million during the first nine months of 1998 as a result of the implementation of a securities leverage strategy in July 1998. During the second quarter of 1998, First Western entered into a $25 million revolving credit agreement with an unrelated bank. In June 1998, First Western borrowed $23 million on this facility in order to provide a capital contribution to the First Western Bank, N.A. subsidiary. This revolving credit agreement expires in June 2003. The loans made under this revolving credit agreement bear interest at either a fixed rate for periods up to one year or variable rates as selected by First Western. The capital contribution from the holding company to First Western Bank, N.A. was necessary to restore First Western Bank, N.A.'s capital ratios back to "well capitalized" levels after the acquisition of the 16 PNC Bank branches.

Trust Preferred Capital Securities:

         On February 11, 1997, First Western completed the private placement of $25 million of 9.875% capital securities due February 1, 2027 issued by First Western's Delaware trust subsidiary, Capital Trust. These securities were sold in an offering under Rule 144A of the Securities Act of 1933.
Securities of this type received approval in October 1996 from the Federal Reserve Board to qualify as Tier I capital and interest payable thereon is currently considered to be tax-deductible. Proceeds of the issue were invested by Capital Trust in junior subordinated debentures issued by First Western. Net proceeds from the sale of the debentures have been used for general corporate purposes, including but not limited to, repurchase of shares of First Western's common stock and investments in and advances to First Western's subsidiaries.


Shareholders' Equity:

         Shareholders' equity increased $9.1 million during the first nine months of 1998 primarily due to the retention of earnings and the issuance of shares under First Western's dividend reinvestment plan. During the third quarter of 1998, First Western repurchased 75,000 shares of common stock at a cost of $2.1 million. First Western's capital ratios declined from December 31, 1997 to September 30, 1998 as a result of the increase in total assets and intangible assets resulting from the purchase of the PNC Bank branches. The following table presents First Western's capital ratios at September 30, 1998 and December 31, 1997:

                                                                  September 30,              December 31,
                                                                      1998                       1997
                                                                  -------------              ------------
                                                                         (Dollars in Thousands)
  Tier I capital ...........................................      $     104,466              $    147,974
  Tier II capital ..........................................             16,798                    13,658
                                                                  -------------              ------------
  Total capital ............................................      $     121,264              $    161,632
                                                                  =============              ============
Risk weighted assets .......................................      $   1,218,135              $  1,088,249
                                                                  =============              ============

Tier I capital ratio .......................................               8.58%                    13.60%
                                                                  =============              ============

Required Tier I capital ratio ..............................               4.00%                     4.00%
                                                                  =============              ============

Total capital ratio ........................................               9.95%                    14.85%
                                                                  =============              ============

Required total capital ratio ...............................               8.00%                     8.00%
                                                                  =============              ============

Tier I leverage ratio ......................................               4.95%                     8.73%
                                                                  =============              ============

Required Tier I leverage ratio * ...........................               3.00%                     3.00%
                                                                  =============              ============

* For all but the most highly rated, low risk profile organizations, the minimum Tier I leverage ratio is to be 3% plus a cushion of 100 to 200 basis points.

Liquidity and Cash Flows:

         Liquidity is the ability to provide the cash necessary to meet customer credit needs, satisfy depositor withdrawal requirements and to pay-off short-term borrowings. One source of liquidity is cash and due from banks and short-term assets such as interest-bearing deposits in other banks and federal funds sold, which totaled $47.3 million at September 30, 1998 as compared with $47.8 million at December 31, 1997 and $36.9 million at September 30, 1997. Another source of liquidity is borrowing capability.
First Western's banking subsidiary has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, sales of securities under agreements to repurchase, the Federal Reserve discount window, interbank deposits, FHLB advances and loan participations or sales. First Western also generates liquidity from the regular principal payments and prepayments made on its portfolio of loans and mortgage-backed securities. First Western's banking subsidiary had $29.3 million of unused overnight credit lines available at September 30, 1998.

         First Western's operating activities provided cash flows of $158.5 million during the first nine months of 1998 compared with $138.7 million during the first nine months of 1997. Loan sales provided $150.9 million and $124.6 million of the cash flows from operating activities for the nine months ended September 30, 1998 and 1997, respectively.

         Investing activities used cash flows of $259.2 million during the first nine months of 1998 compared with using cash flows of $75.2 million for the first nine months of 1997. The growth of the portfolio of securities available for sale during the first nine months of 1998 used net cash flows of $399.0 million compared with $125.8 million for the first nine months of 1997. The cash flows to fund the increase in securities available for sale during the first nine months of 1998 came from the PNC Bank branch purchase which provided net cash flows of $251.2 million along with an increase in borrowed funds. The growth of the portfolio of loans not designated as held for sale used net cash flows of $106.5 million during the first nine months of 1998 compared with $61.4 million for the first nine months of 1997.
During the first quarter of 1998, First Western sold three branches which used cash flows of $40.9 million.

         Financing activities provided cash flows of $105.4 million during the first nine months of 1998 primarily due to a net increase in borrowings providing cash flows of $100.2 million and an increase in long-term debt providing net cash flows of $19.5 million. The increase in borrowings occurred primarily during the third quarter of 1998 as a result of First Western purchasing securities as part of a leverage strategy. During the first nine months of 1997, financing activities used $64.2 million of cash flows due to borrowings being reduced by $74.0 million with this decrease partially offset by a trust preferred offering providing cash flows of $23.8 million.


Year 2000 Data Processing Considerations:

         First Western has reviewed its mission critical systems to determine their readiness for the year 2000. The mission critical systems identified by First Western include: the mainframe computer hardware and operating system, the item capture system, the core banking software applications and the trust department accounting system.

         First Western performs its own data processing for most bank operations using an IBM AS/400 computer and the OS/400 operating system. First Western has completed testing on its AS/400 computer and OS/400 operating system and has determined that they will process year 2000 dates correctly.

         First Western processes its own checks for collection from other financial institutions ("item capture"). The hardware and software used to perform First Western's item capture have been tested for year 2000 compliance and certain minor modifications are required. These modifications will be made and tested during the fourth quarter of 1998.

         First Western uses the Fiserve CBS software for its core banking systems such as loan and deposit processing. First Western's core banking system software provider has provided First Western with year 2000 compliant software. Installation of this software is underway and will be completed during the fourth quarter of 1998. First Western has received reports from other financial institutions that use this software that it has passed their year 2000 testing. First Western will test its version of this software during the fourth quarter of 1998.

         First Western's trust department uses an outside vendor for data processing. The trust department will be changing data processing vendors during the second quarter of 1999, therefore, First Western has not tested the year 2000 readiness of its current trust data processing provider. The trust data processing provider that First Western will be changing to in 1999 has certified its year 2000 compliance.

         Although First Western believes that its mission critical systems will be year 2000 compliant, any undetected flaws could result in a business interruption that could have a material adverse effect on First Western's financial condition or results of operations.

         First Western has prepared a remediation contingency plan to be followed if any of its mission critical systems cannot be updated to achieve year 2000 compliance. As of September 30, 1998, progress in correcting the mission critical systems was sufficient that none of the actions in the contingency plan have been triggered. First Western is in the process of preparing a year 2000 business recovery plan to address potential failures of automated information systems; intermittent and isolated failures in public infrastructure (electric, telephone, water, gas, etc.) and liquidity concerns due to public demand for cash.

         First Western is currently in the process of testing its non-mission critical systems for year 2000 compliance. Any systems that are found to be non-compliant will be replaced.

         First Western has reviewed its non-information technology ("non-IT") systems and has not found any significant year 2000 problems. Most of the non-IT year 2000 problems discovered by First Western consisted of non-compliant security systems and automated teller machines. This non-compliant equipment has either already been replaced or will be replaced before the year 2000. The estimated cost of replacing the non-compliant equipment is less than $100,000.

         First Western has contacted all of its significant commercial loan customers to alert them to the importance of being prepared for year 2000 issues and to determine the state of their year 2000 readiness. If a loan customer suffers a business interruption as a result of a year 2000 problem it could result in a loss for First Western which could be material. First Western is not aware of any of its loan customers having a significant year 2000 compliance problem, however, there is no assurance that these customers will not have year 2000 related business interruptions that may have a material adverse effect on First Western's financial condition or results of operations.

         First Western has contacted all of its material vendors and correspondent banks to determine their year 2000 readiness. First Western has not been notified by any third party vendor or correspondent bank of a year 2000 compliance problem, however, there is still a risk that a provider of services to First Western, such as telecommunications or electricity, may suffer a business interruption which, may in turn, result in a business interruption for First Western that may have a material adverse effect on First Western's financial condition or results of operations.

         As of September 30, 1998, First Western has incurred cumulative year 2000 compliance costs of approximately $304,000, of which $16,000 was for outside consultants to test First Western's mission critical systems and the remaining $288,000 represented the salaries and benefit costs of First Western's employees working on year 2000 issues. For the past nine months, approximately one-half of First Western's computer programming and systems personnel have been working on year 2000 testing and remediation. First Western estimates that the remaining year 2000 testing will result in additional expenditures of approximately $446,000 over the next 15 months with this amount consisting primarily of the salaries and benefits of First Western's employees. Since the amount expended by First Western for year 2000 compliance consisted primarily of the salaries and benefits of existing First Western employees, First Western has not experienced a significant increase in other operating expenses as a result of year 2000 remediation efforts. Most of the corrections to First Western's year 2000 problems were incorporated into regularly scheduled software and hardware upgrades, therefore there were not significant expenditures above First Western's regular software and hardware costs. First Western did not postpone any specific projects as a result of dedicating certain employees to year 2000 concerns, however, it is impossible to measure what these employees could have accomplished if they had not been dedicated to year 2000 concerns.


Other:

        On October 20, 1998, First Western appointed Dr. Fiona M. Scott Morton as a director. Dr. Scott Morton is an Assistant Professor of Economics and Strategy at the University of Chicago's Graduate School of Business.

        On October 20, 1998, First Western announced that the company undertook a Profitability Improvement Initiative which has resulted in a plan to reduce costs. First Western will implement this plan beginning in the fourth quarter of 1998 and anticipates that the annualized, pretax cost savings from this plan, to be fully realized by the end of 1999, will be in the range of $3.5 to $4.5 million. First Western eliminated approximately 70 positions, including part-time positions, as a result of this initiative. A one-time, pretax charge between $1.0 and $1.5 million is anticipated in the fourth quarter of 1998 to cover severance and all other costs necessary to accomplish this initiative.

Part I. Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Since December 31, 1997, there have been no significant changes in First Western's exposure to interest rate risk. A complete discussion of market risk is included in First Western's 1997 report on Form 10-K.

Part II. Other Information

Item 1-5. Not applicable.

Item 6. Exhibits and Reports on Form 8-K:

        a. Exhibits:

                 3.1     Bylaws

                 10.1 Extension of Change in Control Agreement between Thomas J. O'Shane and First Western Bancorp, Inc.

                 10.2 Extension of Change in Control Agreement between Robert H. Young and First Western Bancorp, Inc.

                 10.3 Extension of Change in Control Agreement between Stephen R. Sant and First Western Bancorp, Inc.

                 10.4 Extension of Change in Control Agreement between Richard L. Stover and First Western Bancorp, Inc.

                 10.5 Change in Control Agreement between John A. Zercher and First Western Bancorp, Inc.

                 15.1    Letter re: Unaudited Interim Financial Information

                 27.1    Financial Data Schedule

        b. Reports on Form 8-K: None.

        c. Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          FIRST WESTERN BANCORP, INC.
                                                 (Registrant)


November 12, 1998                         /s/ Kenneth J. Romig
                                          ---------------------
                                          Kenneth J. Romig
                                          Chief Financial Officer,
                                          (Principal Financial Officer)

                           FIRST WESTERN BANCORP, INC.

                             EXHIBITS TO FORM 10-Q

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                EXHIBIT INDEX

Exhibit                                                            Method of
Number                          Description                        Filing
-------     --------------------------------------------------     ---------

3.1         Bylaws                                                 Filed
                                                                   herewith

10.1        Extension of Change in Control Agreement between       Filed
            Thomas J. O'Shane and First Western  Bancorp, Inc.     herewith

10.2        Extension of Change in Control Agreement between       Filed
            Robert H. Young and First Western  Bancorp, Inc.       herewith

10.3        Extension of Change in Control Agreement between       Filed
            Stephen R. Sant and First Western Bancorp, Inc.        herewith

10.4        Extension of Change in Control Agreement between       Filed
            Richard L. Stover and First Western  Bancorp, Inc.     herewith

10.5        Change in Control Agreement between John A.            Filed
            Zercher and First Western Bancorp, Inc.                herewith

15.1        Letter re: Unaudited Interim Financial                 Filed
            Information                                            herewith

27.1        Financial Data Schedule                                Filed
                                                                   herewith



