Form 10-K405
period 1998-12-31
FIRST WESTERN BANCORP INC
filed 1999-03-15
CIK 740876

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                        TO
                               ----------------------    ----------------------

                         COMMISSION FILE NUMBER 0-13882

                          FIRST WESTERN BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                       PENNSYLVANIA                               25-1461570
              (State or other jurisdiction of                  (I.R.S. Employer
              incorporation or organization)                 Identification No.)

   101 EAST WASHINGTON STREET, NEW CASTLE, PENNSYLVANIA             16101
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

                              Title of each class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     The aggregate market value of Common Stock, par value $5 per share, held by non-affiliates (based upon the closing sale price on the Nasdaq Stock Market on March 11, 1999), was approximately $361,880,000.

     As of March 11, 1999, there were 11,156,229 shares of Common Stock, par value $5 per share, outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: None

                          FIRST WESTERN BANCORP, INC.

                                   FORM 10-K

                          YEAR ENDED DECEMBER 31, 1998

                                     INDEX

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
                                     PART I
Item 1.   Business....................................................     1
Item 2.   Properties..................................................     9
Item 3.   Legal Proceedings...........................................    10
Item 4.   Submission of Matters to a Vote of Security Holders.........    10

                                    PART II
Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters.......................................    11
Item 6.   Selected Financial Data.....................................    12
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    13
Item 7A.  Quantitative and Qualitative Disclosures about Market
            Risk......................................................    33
Item 8.   Financial Statements and Supplementary Data.................    33
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................    33

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........    34
Item 11.  Executive Compensation......................................    37
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................    42
Item 13.  Certain Relationships and Related Transactions..............    44

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................    45

Signatures............................................................    46

                                     PART I
ITEM 1. BUSINESS

GENERAL

     First Western Bancorp, Inc. ("First Western"), headquartered in New Castle, Pennsylvania, is a holding company which provides retail and commercial banking and trust services through 47 community banking offices in western Pennsylvania and northeastern Ohio. First Western was incorporated under the laws of the Commonwealth of Pennsylvania in 1982. First Western has one wholly-owned banking subsidiary: First Western Bank, National Association ("First Western Bank, N.A."), (This subsidiary is referred to as the "Banking Subsidiary"). Effective September 5, 1997, First Western Bank, Federal Savings Bank ("First Western Bank, F.S.B.") was merged into First Western Bank, N.A. First Western also has two wholly-owned nonbank subsidiaries: First Western Investment Services Company ("Investment Services") and First Western Capital Trust I, a Delaware business trust. (The Banking Subsidiary and the nonbanking subsidiaries are collectively referred to as the "Subsidiaries"). Effective September 10, 1998, First Western Trust Services Company ("Trust Services") was merged into First Western Bank, N.A. At December 31, 1998, First Western had total assets of $2.2 billion, net loans (including loans held for sale) of $1.1 billion, deposits of $1.5 billion and shareholders' equity of $149 million.

     First Western offers a variety of financial services through its Subsidiaries. The Banking Subsidiary provides a full range of retail and commercial banking products including personal and commercial checking accounts, savings and time deposit accounts, money market demand accounts, safe deposit facilities, insurance, installment and other consumer loans, short and long-term credit facilities, and consumer and commercial mortgages to individuals and small to medium sized businesses. First Western Bank, N.A. also offers a number of trust products including corporate trust, personal trust, custody and account administration services and financial services such as investment planning, managed assets, mutual fund sales and annuity sales.

RECENT DEVELOPMENTS

     On December 13, 1998, First Western's Board of Directors approved a definitive agreement pursuant to which First Western will be merged with and into Sky Financial Group, Inc. ("Sky Financial"). Under the terms of the agreement, First Western's shareholders will receive 1.211 shares of Sky Financial common stock for each share of First Western common stock in a transaction intended to be a tax-free exchange. The merger is intended to be accounted for as a pooling of interests. In connection with this agreement, First Western has issued an option to Sky Financial to purchase up to 19.9% of outstanding shares of First Western, at an exercise price of $28.50 per share, which is exercisable only upon the occurrence of certain events. The merger is subject to shareholder and regulatory approval and is expected to be completed during the third quarter of 1999.

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

THE SUBSIDIARIES

  First Western Bank, N.A.

     First Western Bank, N.A., traces its history in New Castle, Pennsylvania to 1855. First Western Bank, N.A. is a member of the Federal Reserve System, and its deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"), with certain deposits acquired from First Western Bank, F.S.B and the Resolution Trust Corporation insured by the Savings Association Insurance Fund ("SAIF") of the FDIC. As of March 1, 1999, First Western Bank, N.A. had 47 community banking offices in Lawrence, Beaver, Butler, Allegheny, Erie, Mercer and Washington Counties, Pennsylvania and Ashtabula County, Ohio. At December 31, 1998, First Western Bank, N.A. had total assets of $2.2 billion.

     On October 14, 1998, First Western announced the sale of its recently acquired Punxsutawney, Ebensburg, Barnesboro and Kiski Valley branches to three banks that are unrelated to First Western. As part of this transaction, First Western acquired the deposits and consumer loans of a branch in Moon Township, Allegheny County, Pennsylvania from one of these banks. First Western sold these branches because they were not located near First Western's core banking markets. These branches were acquired in June 1998 from PNC Bank as part of a 16 branch purchase (see below). The four branches that were sold had approximately $139 million of deposits and $25 million of consumer loans. The Moon Township branch acquired by First Western had approximately $10 million of deposits and $2.7 million of consumer loans. The sales and purchases were completed in February 1999.

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

     Effective September 10, 1998, Trust Services, a Pennsylvania trust company, was merged into First Western Bank, N.A. At December 31, 1998, First Western Bank, N.A. held, as agent or fiduciary, trust assets of approximately $808 million in market value. First Western Bank, N.A. maintains trust offices in New Castle, Beaver, Hermitage and Erie, Pennsylvania. First Western Bank, N.A. provides personal and corporate trust services as well as financial services such as mutual fund and annuity sales, managed asset allocation, and other investment services.

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

     First Western's Subsidiaries have been able to compete effectively with other financial institutions in their respective market areas. The Subsidiaries emphasize customer service in an effort to establish long-term customer relationships and to build customer loyalty. First Western provides personnel, capital, and consolidated services such as data processing, accounting, loan review, compliance and internal audit to the Banking Subsidiary to enhance its ability to compete effectively in, and provide a wide variety of financial services to, its respective markets. First Western provides overall direction to the Banking Subsidiary in the areas of credit policy and administration, strategic planning, investment portfolio management, asset/liability management, human resource and benefit plan administration and other financial and administrative services. With the centralization of these back-office and administrative services, First Western refers to itself as a supercommunity bank, providing efficient decentralized banking services and loan decision making through community offices.

EMPLOYEES

     First Western and its Subsidiaries had the following full-time equivalent employees at December 31, 1998:

First Western...............................................  185
First Western Bank, N.A.....................................  433
                                                              ---
  Total.....................................................  618
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

  First Western Bank, N.A.

     Federal and state laws and regulations govern many aspects of the business of First Western Bank, N.A., including permissible types, amounts, and terms of loans, investments, and acceptances, amounts of reserves against deposits and restrictions on dividends and other intercompany transactions. The ability of the banking subsidiary to pay dividends to First Western is described in Note 16 of the Notes to Consolidated Financial Statements. The operations of such subsidiary are subject to examination and regulation by one or more of the following: the Federal Reserve Board, the Office of the Comptroller of the Currency ("OCC") and the FDIC. First Western Bank, N.A. is a national bank and is subject to the supervision of, and regulation by, the OCC.

     First Western Bank, N.A. is subject to regulatory capital requirements that are generally comparable to those imposed on First Western. See Note 16 of the Notes to Consolidated Financial Statements. At December 31, 1998, First Western Bank, N.A. met all applicable capital requirements.

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

     The FDICIA required the federal bank regulators to establish specific capital standards for five categories of insured depository institutions: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". Any institution classified as "undercapitalized," is required to submit a capital restoration plan to its federal bank regulator and is subject to operational restrictions. Greater restrictions, and ultimately, receivership, may be imposed with respect to institutions that are "significantly undercapitalized" or "critically undercapitalized". First Western Bank, N.A. is currently classified as "well capitalized". See Note 16 of the Notes to Consolidated Financial Statements.

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

STATISTICAL DISCLOSURES BY BANK HOLDING COMPANIES

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     The required information is presented as part of "Managements's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7).

II. INVESTMENT PORTFOLIO

  A. Book Value of Investment Portfolio:

                                                               DECEMBER 31,
                                                     --------------------------------
                                                       1998        1997        1996
                                                       ----        ----        ----
                                                              (IN THOUSANDS)
Held to Maturity:
  U.S. Government agencies and corporations......    $     --    $ 14,154    $ 21,051
  Mortgage-backed securities.....................          --     132,673     169,467
  Obligations of states and political
     subdivisions................................          --      85,247      85,341
  Other securities...............................          --         750         700
                                                     --------    --------    --------
          Total..................................    $     --    $232,824    $276,559
                                                     ========    ========    ========

                                                               DECEMBER 31,
                                                     --------------------------------
                                                       1998        1997        1996
                                                       ----        ----        ----
                                                              (IN THOUSANDS)
Available for sale:
  U.S. Treasury securities.......................    $  7,421    $  7,786    $  2,068
  U.S. Government agencies and corporations......     205,911      92,590      79,251
  Mortgage-backed securities.....................     498,383     163,326     102,416
  Obligations of states and political
     subdivisions................................      84,396          --          --
  Other securities...............................      72,588      60,819      17,547
                                                     --------    --------    --------
          Total..................................    $868,699    $324,521    $201,282
                                                     ========    ========    ========

  B. Maturity and Yield Information

     The required information is presented as part of "Managements's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7).

  C. There are no issues included in obligations of states and political subdivisions or other securities which exceed ten percent of shareholders' equity.

III. LOAN PORTFOLIO

  A. Types of Loans

     The required information is presented as part of "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7).

  B. Maturities and sensitivities of loans to interest rates at December 31, 1998:

                                                               DUE AFTER
                                                    DUE IN       1 BUT        DUE
                                                    1 YEAR      WITHIN       AFTER
                                                    OR LESS     5 YEARS     5 YEARS     TOTAL
                                                    -------     -------     -------     -----
                                                                  (IN THOUSANDS)
Commercial, financial and agricultural..........    $46,497    $ 99,699     $40,934    $187,130
Real estate--construction.......................      2,731       2,166       6,342      11,239
                                                    -------    --------     -------    --------
       Total....................................    $49,228    $101,865     $47,276    $198,369
                                                    =======    ========     =======    ========
Sensitivity of loans to interest rates:
  Predetermined interest rates..................    $ 7,491    $ 28,503     $ 7,555    $ 43,549
  Floating interest rates.......................     41,737      73,362      39,721     154,820
                                                    -------    --------     -------    --------
       Total....................................    $49,228    $101,865     $47,276    $198,369
                                                    =======    ========     =======    ========

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

                                                                 DECEMBER 31,
                                                ----------------------------------------------
                                                 1998      1997      1996      1995      1994
                                                 ----      ----      ----      ----      ----
                                                                (IN THOUSANDS)
     Nonaccrual...............................  $1,928    $2,634    $5,147    $4,959    $2,875
     Restructured.............................      --        --        --        --        --
     Past due 90 days or more.................   2,879     2,466     1,427     2,648     1,870
                                                ------    ------    ------    ------    ------
          Total...............................  $4,807    $5,100    $6,574    $7,607    $4,745
                                                ======    ======    ======    ======    ======

     The gross interest income that would have been recorded for 1998 for nonaccrual and restructured loans outstanding as of December 31, 1998 as though the loans had been current in accordance with their original terms was approximately $104,000. First Western recognized interest income of $40,000 during 1998 for nonaccrual and restructured loans.

     The following table presents First Western's investment in loans considered to be impaired (in thousands):

                                                             DECEMBER 31,
                                                 ------------------------------------
                                                  1998      1997      1996      1995
                                                  ----      ----      ----      ----
Commercial, financial and agricultural.........  $  202    $  193    $1,003    $2,804
Real estate--mortgage..........................   1,746     3,083     2,856     3,136
                                                 ------    ------    ------    ------
Total investment in loans considered to be
  impaired.....................................  $1,948    $3,276    $3,859    $5,940
                                                 ======    ======    ======    ======

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

     At December 31, 1998, First Western did not have any concentrations of loans to borrowers engaged in similar activities exceeding 10% of total loans, net of unearned income.

IV. SUMMARY OF LOAN LOSS EXPERIENCE

  A. Analysis of Loan Loss Experience

     The required information is presented as part of "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7).

  B. Allocation of the Allowance for Possible Loan Losses:

                                                               DECEMBER 31,
                           -------------------------------------------------------------------------------------
                                  1998                  1997                  1996                  1995
                           -------------------   -------------------   -------------------   -------------------
                                      PERCENT               PERCENT               PERCENT               PERCENT
                                     OF LOANS              OF LOANS              OF LOANS              OF LOANS
                                      IN EACH               IN EACH               IN EACH               IN EACH
                                     CATEGORY              CATEGORY              CATEGORY              CATEGORY
                                     TO TOTAL              TO TOTAL              TO TOTAL              TO TOTAL
                           AMOUNT      LOANS     AMOUNT      LOANS     AMOUNT      LOANS     AMOUNT      LOANS
                           -------   ---------   -------   ---------   -------   ---------   -------   ---------
                                                          (DOLLARS IN THOUSANDS)
Commercial, financial and
  agricultural...........  $  682       16.3%    $1,227       13.1%    $1,907       10.9%    $2,847       11.7%
Real
  estate--construction...      --        1.0         --        1.4         --        1.5         --        2.4
Real estate--mortgage....   1,310       58.0      1,869       59.3      1,747       61.0      1,610       56.0
Installment..............   6,706       24.7      5,117       26.2      7,248       26.6      5,197       29.9
Unallocated..............   9,599        N/A      9,864        N/A      5,152        N/A      4,494        N/A
                           -------     -----     -------     -----     -------     -----     -------     -----
  Total..................  $18,297     100.0%    $18,077     100.0%    $16,054     100.0%    $14,148     100.0%
                           =======     =====     =======     =====     =======     =====     =======     =====

                                  1994
                           -------------------
                                      PERCENT
                                     OF LOANS
                                      IN EACH
                                     CATEGORY
                                     TO TOTAL
                           AMOUNT      LOANS
Commercial, financial and
  agricultural...........  $2,855       10.2%
Real
  estate--construction...      --        1.9
Real estate--mortgage....   1,045       57.8
Installment..............   4,020       30.1
Unallocated..............   5,023        N/A
                           -------     -----
  Total..................  $12,943     100.0%
                           =======     =====

     For additional information see "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7).

V. DEPOSITS

  A. Average deposits and rates paid by type:

                                         1998                 1997                 1996
                                   -----------------    -----------------    -----------------
                                     AMOUNT     RATE      AMOUNT     RATE      AMOUNT     RATE
                                     ------     ----      ------     ----      ------     ----
                                                     (DOLLARS IN THOUSANDS)
Noninterest-bearing demand
  deposits.......................  $  121,013    --     $   94,514    --     $   97,891     --
Interest-bearing deposits:
     Demand and money market
       deposits..................     287,820   2.35%      223,356   2.29%      211,587   2.18%
     Savings deposits............     178,501   2.44       160,147   2.21       170,480   2.23
     Time deposits...............     754,044   5.52       685,979   5.66       674,522   5.59
                                   ----------   ----    ----------   ----    ----------   ----
          Total..................  $1,341,378   3.93%   $1,163,996   4.08%   $1,154,480   3.99%
                                   ==========   ====    ==========   ====    ==========   ====

  B. Maturities of time deposits of $100,000 or more at December 31, 1998:

                                                        (IN THOUSANDS)
                                                        --------------
3 months or less......................................     $51,389
Over 3 through 6 months...............................      17,971
Over 6 through 12 months..............................      16,504
Over 12 months........................................      13,959
                                                           -------
     Total............................................     $99,823
                                                           =======

VI. RETURN ON EQUITY AND ASSETS

     The required information is presented as part of "Selected Financial Data" (Item 6).

VII. SHORT-TERM BORROWINGS

     The required information is presented as part of "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7).

ITEM 2. PROPERTIES

     The principal executive offices of First Western and the administrative offices of First Western Bank, N.A. are located at 101 East Washington Street, New Castle, Pennsylvania. First Western also owns two other buildings in downtown New Castle which contain data processing, loan processing and certain other operations.

     First Western also owns property in Lawrence County, Pennsylvania for possible future use. First Western has entered into an agreement with a local development authority to sell this property for commercial development.

     First Western Bank, N.A., together with First Western, occupies approximately 75% of its six story headquarters building. In addition to its main office, First Western Bank, N.A. owns an attached office building which houses First Western Bank, N.A.'s, dealer center, marketing and other administrative departments. First Western also owns office buildings in Beaver, Pennsylvania and Sharon, Pennsylvania which used to serve as the headquarters of First Western's formerly separate subsidiaries. First Western Bank, N.A. has branch offices located in these buildings and leases the remaining space, approximately three-fourths of the total space available, to unrelated parties. First Western also owns the office building adjacent to the office building in Beaver and First Western Bank, N.A. occupies approximately one-fourth of this office building with the remaining space leased to unrelated parties. In addition to these buildings, First Western owns the following branch offices (as of March 1, 1999):

                                                               NUMBER
         COUNTY                     STATE                    OF OFFICES
        ---------                ------------                ----------
        Beaver                   Pennsylvania                     9
        Butler                   Pennsylvania                     2
        Erie                     Pennsylvania                     3
        Lawrence                 Pennsylvania                     5
        Mercer                   Pennsylvania                     6
        Washington               Pennsylvania                     1
        Ashtabula                Ohio                             4
                                                                 --
                                                                 30
                                                                 ==

     First Western Bank, N.A. leases the following offices (as of March 1,
1999):

                                      EXPIRATION    ANNUAL LEASE          RENEWAL
                                         DATE           COST              OPTIONS
                                         ----           ----              -------
LAWRENCE COUNTY, PENNSYLVANIA:
North City                               2002         $ 9,690       three 5-year terms
Shenango Twp.                            2000          40,901       one 5-year term
Union Twp.                               1999          24,300       two 5-year terms
ALLEGHENY COUNTY, PENNSYLVANIA:
Coraopolis                               2004          36,700       three 10-year terms
BUTLER COUNTY, PENNSYLVANIA:
Butler--South Main St.                   2004          25,920       none
Butler Twp.--Stirling                    2006          37,812       three 5-year terms
Clearview Mall                           2002          27,880       one 5-year term
Cranberry Twp.                           2002          17,125       two 5-year terms
Zelienople                               2006          11,280       one 10-year term
BEAVER COUNTY, PENNSYLVANIA:
Chippewa                                 2001          31,900       one 5-year term
ERIE COUNTY, PENNSYLVANIA:
Erie--State St.                          2001          41,537       seven 5-year terms
MERCER COUNTY, PENNSYLVANIA:
Farrell                                  2003          10,210       none
Transfer                                 2000          30,000       none
Grove City                               1999          33,554       none
ASHTABULA COUNTY, OHIO:
Andover                                  2000          10,620       one 5-year term

     The following branches are located on leased ground and these leases have the following expirations, costs and renewal options:

                                      EXPIRATION    ANNUAL LEASE          RENEWAL
                                         DATE           COST              OPTIONS
                                         ----           ----              -------
BEAVER COUNTY, PENNSYLVANIA:
Aliquippa (Hopewell)                     2002         $33,516       one 5-year term
ERIE COUNTY, PENNSYLVANIA:
Peach St.                                2008          43,315       one 5-year term
Pittsburgh Ave.                          2004          33,876       two 10-year terms

     In February 1999, First Western sold its branches located in Punxsutawney, Ebensburg, Barnesboro and Kiski Valley, Pennsylvania.

     In January 1998, First Western sold its three branch offices located in Lake County, Ohio.

     During the fourth quarter of 1996, First Western closed its Butler Township (Point Plaza) office and transferred the deposits to the Butler Township (Stirling Village) office. The lease on the former Point Plaza office expires in 2000 and has an annual cost of $21,153.

     First Western leases office space in Hermitage, Pennsylvania to house certain of the retail administration functions. This office space has an annual lease cost of $40,578 and the lease expires in 2004.

ITEM 3. LEGAL PROCEEDINGS

     There were no material legal proceedings pending against First Western or its Subsidiaries as of December 31, 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock, par value $5.00 per share ("Common Stock"), of First Western is traded on the Nasdaq Stock Market under the symbol "FWBI." As of March 1, 1999, there were 11,156,000 shares of Common Stock outstanding held by approximately 3,000 holders of record. The following table sets forth the high and low sales prices for the Common Stock, as reported by the Nasdaq Stock Market, and the cash dividends declared per share on the Common Stock, for the periods indicated. The prices and dividends set forth below have been adjusted to reflect the three-for-two stock split effected in the form of a 50% stock dividend paid on August 15, 1997.

                                                                          CASH
                                             SALES PRICE      PERIOD   DIVIDENDS
                                           ---------------     END      DECLARED
                                            HIGH     LOW      CLOSE    PER SHARE
                                            ----     ---      -----    ---------
1998:
  First Quarter..........................  $31.50   $25.50    $30.19     $0.15
  Second Quarter.........................   32.50    29.13     29.44      0.15
  Third Quarter..........................   31.00    21.50     24.25      0.15
  Fourth Quarter.........................   35.00    20.50     31.75      0.25
1997:
  First Quarter..........................  $21.00   $17.33    $21.00     $0.13
  Second Quarter.........................   25.17    20.00     25.17      0.13
  Third Quarter..........................   28.50    23.75     27.00      0.15
  Fourth Quarter.........................   29.13    25.38     28.50      0.15

ITEM 6. SELECTED FINANCIAL DATA

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                1998         1997         1996         1995         1994
                                                ----         ----         ----         ----         ----
SUMMARY OF EARNINGS:
  Interest income..........................  $  139,733   $  127,323   $  125,483   $  119,832   $   99,167
  Interest expense.........................      77,633       67,619       67,214       64,872       46,613
                                             ----------   ----------   ----------   ----------   ----------
  Net interest income......................      62,100       59,704       58,269       54,960       52,554
  Provision for possible loan losses.......       4,000        4,836        8,288        3,982        3,650
                                             ----------   ----------   ----------   ----------   ----------
  Net interest income after provision for
    possible loan losses...................      58,100       54,868       49,981       50,978       48,904
  Other income.............................      17,241       17,231       15,714       11,021        8,649
  Other expenses...........................      50,646       42,995       42,264       38,027       35,275
                                             ----------   ----------   ----------   ----------   ----------
  Income before income taxes...............      24,695       29,104       23,431       23,972       22,278
  Income taxes.............................       6,772        8,822        6,304        7,226        6,718
                                             ----------   ----------   ----------   ----------   ----------
  Net income...............................  $   17,923   $   20,282   $   17,127   $   16,746   $   15,560
                                             ==========   ==========   ==========   ==========   ==========
PER SHARE DATA:
  Basic earnings per share.................  $     1.61   $     1.80   $     1.49   $     1.44   $     1.34
  Basic weighted average shares
    outstanding............................      11,150       11,242       11,510       11,649       11,636
  Diluted earnings per share...............  $     1.58   $     1.77   $     1.47   $     1.42   $     1.32
  Diluted average shares outstanding.......      11,369       11,446       11,669       11,773       11,783
  Cash dividends per share.................  $     0.70   $     0.56   $     0.49   $     0.46   $     0.41
  Book value per share at year-end.........  $    13.37   $    12.47   $    11.16   $    10.45   $     9.10
  Tangible book value per share at
    year-end...............................  $     7.95   $    11.64   $    10.56   $     9.77   $     9.00
BALANCE SHEET DATA:
  (At year-end)
  Assets...................................  $2,227,351   $1,744,077   $1,695,778   $1,603,264   $1,454,573
  Investment securities, held to
    maturity...............................          --      100,151      107,092      114,015      134,356
  Mortgage-backed securities, held to
    maturity...............................          --      132,673      169,467      145,550      202,041
  Securities available for sale............     868,699      324,521      201,282      246,980       67,670
  Loans and loans held for sale, net of
    unearned income........................   1,146,681    1,086,203    1,114,425    1,027,616      978,562
  Allowance for possible loan losses.......      18,297       18,077       16,054       14,148       12,943
  Deposits.................................   1,488,756    1,192,339    1,148,903    1,177,683    1,029,409
  Advances from the Federal Home Loan
    Bank...................................     178,400      156,000      144,000      111,670      128,121
  Federal funds purchased and other
    short-term borrowings..................      61,078       81,773       33,202        3,598       34,847
  Repurchase agreements and secured lines
    of credit..............................     222,620      121,756      212,070      121,658      128,461
  Long-term debt...........................      23,600        4,258        5,967        8,133       10,318
  Trust preferred securities...............      23,877       23,837           --           --           --
  Shareholders' equity.....................     149,021      138,842      127,721      121,688      106,079
SIGNIFICANT RATIOS:
  Return on average assets.................        0.90%        1.19%        1.02%        1.06%        1.12%
  Return on average equity.................       12.37        15.40        14.06        14.79        15.19
  Average loans as a percent of average
    deposits...............................       80.13        90.24        93.54        90.32        89.64
  Shareholders' equity as a percent of
    year-end assets........................        6.69         7.96         7.53         7.59         7.29
  Average shareholders' equity to average
    total assets...........................        7.29         7.75         7.27         7.16         7.37
  Tier I capital to risk-weighted assets...        8.42        13.60        11.43        11.25        11.69
  Total capital to risk-weighted assets....        9.79        14.85        12.68        12.51        12.97
  Tier I leverage ratio....................        5.00         8.73         7.10         6.99         7.60
  Allowance for possible loan losses as a
    percent of net loans...................        1.60         1.66         1.44         1.38         1.32
  Net charge-offs as a percent of average
    loans..................................        0.35         0.27         0.59         0.27         0.20
  Dividends as a percent of net income.....       43.54        31.38        33.30        32.18        31.25
  Net interest margin......................        3.48         3.80         3.78         3.78         4.12
  Effective tax rate.......................       27.42        30.31        26.90        30.14        30.15

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of the financial condition and results of operations of First Western for the years ended December 31, 1998, 1997 and 1996. The discussion should be read in conjunction with the consolidated financial statements and notes thereto and the summary financial information included elsewhere in this annual report on Form 10-K. All per share amounts have been restated for the effect of a three-for-two stock split effected in the form of a 50% stock dividend declared on July 15, 1997 and distributed on August 15, 1997.

     Certain information in "Management's Discussion and Analysis" and other statements contained in this report which are not historical facts may be forward-looking statements that involve risks and uncertainties. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which First Western operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which First Western has no control); other factors affecting First Western's operations, markets, products and services, including but not limited to, year 2000 compliance issues; and other risks detailed in this Form 10-K and in First Western's other Securities and Exchange Commission filings.

RECENT DEVELOPMENTS

     On December 13, 1998, First Western's Board of Directors approved a definitive agreement pursuant to which First Western will be merged with and into Sky Financial Group, Inc. ("Sky Financial"). Under the terms of the agreement, First Western's shareholders will receive 1.211 shares of Sky Financial common stock for each share of First Western common stock in a transaction intended to be a tax-free exchange. The merger is intended to be accounted for as a pooling-of-interests. In connection with this agreement, First Western has issued an option to Sky Financial to purchase up to 19.9% of outstanding shares of First Western, at an exercise price of $28.50 per share, which is exercisable only upon the occurrence of certain events. The merger is subject to shareholder and regulatory approval and is expected to be completed during the third quarter of 1999.

OVERVIEW

     First Western's net income for 1998 was $17.9 million, decreasing 11.6% from $20.3 million for 1997, primarily due to lower gains on loan sales and a $1.5 million restructuring charge recorded in 1998. Diluted earnings per share decreased 10.7% from $1.77 for 1997 to $1.58 for 1998. The key performance highlights for 1998 were:

      -- First Western continued to grow its retail delivery system with the acquisition of 16 branches from PNC Bank in June 1998. Most of these branches were located within First Western's core banking markets. First Western sold four of the branches which were not located within its core market. In addition, First Western sold its three branches in Lake County, Ohio since they were not located in an area of growth for First Western. The result of these transactions was the growth of First Western's deposit base and market share within First Western's existing markets along with the elimination of some outlying branches where First Western did not have significant market share.

      -- First Western completed an internal evaluation of its operations and staffing ("Profit Improvement Initiative") which resulted in the elimination of approximately 70 positions during the fourth quarter of 1998. First Western recognized a $1.5 million restructuring charge during 1998 which represents the severance benefits paid to the affected employees.

      -- In September 1998, First Western Trust Services Company was merged into First Western Bank, N.A., eliminating the separate trust company charter.

PERFORMANCE SUMMARY

     First Western's net income was $17.9 million for 1998, decreasing $2.4 million, or 11.6%, from $20.3 million for 1997, with this decrease primarily due to a $3.5 million decrease in net gains on loan sales along with the $1.5 million restructuring charge. During 1997, First Western completed the sale of its credit card portfolio which resulted in most of the $5.9 million of gains on loan sales recorded during 1997. The gains on loan sales recognized during 1998 consisted primarily of gains on the sales of mortgage loans. The acquisition of the 16 PNC Bank branches did not have a significant impact on First Western's net income for this first partial year, however, these branches did have an impact on the components of the income statement resulting in increases in net interest income and service charges on deposit accounts along with increases in operating expenses and the amortization of intangible assets expense. The profitability of the branches acquired from PNC Bank is dependent upon First Western combining branches that are located close to existing First Western branches, most of which were combined during the fourth quarter of 1998, along with the redeployment of the funds acquired with these branches from securities into higher yielding loans. Diluted earnings per share were $1.58 for 1998, decreasing 10.7% from $1.77 for 1997, based on diluted weighted average shares outstanding of 11,369,000 and 11,446,000 in 1998 and 1997, respectively. The decrease in weighted average shares outstanding from 1997 to 1998 was due to the purchase of treasury shares.

     First Western's net income was $20.3 million for 1997, increasing $3.2 million, or 18.4%, from $17.1 million for 1996, with this increase primarily due to a $4.0 million decrease in Federal Deposit Insurance Corporation ("FDIC") insurance expense and a $3.5 million decrease in the provision for loan losses. First Western also realized net gains of $608,000 during 1997 from the sale of two small branch offices and a gain of $267,000 from the sale of First Western's credit card merchant transaction processing business. Partially offsetting these increases in income was the $2.3 million minority interest expense on the trust preferred securities that were issued in February 1997. Diluted earnings per share were $1.77 for 1997, increasing 20.4% from $1.47 for 1996, based on diluted average shares outstanding of 11,446,000 and 11,669,000 in 1997 and 1996, respectively.

     The following table presents First Western's net income, earnings per share, return on average assets and return on average equity for the last three years:

                                                 1998       1997       1996
                                                 ----       ----       ----
Net income (in thousands).....................  $17,923    $20,282    $17,127
                                                =======    =======    =======
Diluted earnings per share....................  $  1.58    $  1.77    $  1.47
                                                =======    =======    =======
Return on average assets......................     0.90%      1.19%      1.02%
                                                =======    =======    =======
Return on average equity......................    12.37%     15.40%     14.06%
                                                =======    =======    =======

     First Western's return on average assets decreased from 1.19% for 1997 to 0.90% for 1998 due to the decrease in net gains from loan sales, the $1.5 million restructuring charge and also due to the acquisition of the PNC Bank branches which added approximately $200 million to First Western's average assets without adding significantly to First Western's net income in this first partial year of operation. First Western's return on average assets increased from 1.02% in 1996 to 1.19% in 1997, primarily due to the decrease in the provision for loan losses and a decrease in FDIC insurance expense.

     First Western's return on average equity decreased from 15.40% in 1997 to 12.37% in 1998 due to a decrease in net income combined with a $13.2 million increase in average equity. The significant increase in assets, especially intangible assets, resulting from the acquisition of the PNC Bank branches necessitated that First Western increase its capital which resulted in the curtailment of a share repurchase program. First Western's return on average equity increased from 14.06% in 1996 to 15.40% in 1997 due to the 18.4% increase in net income.

NET INTEREST INCOME

     Net interest income represents the amount by which interest income on earning assets, including securities and loans, exceeds interest paid on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is the principal source of a financial institution's earnings. Interest rate fluctuations as well as changes in the amounts and types of earning assets and interest-bearing liabilities combine to affect net interest income. Tax-exempt securities and loans carry pre-tax yields lower than comparable taxable assets. Therefore, it is more meaningful to analyze net interest income on a tax-equivalent basis. The tax-equivalent adjustment is based on the federal corporate income tax rate of 35%. The following table shows the increases over the last three years in actual and tax-equivalent net interest income:

                                                 1998       1997       1996
                                                 ----       ----       ----
Net interest income, actual...................  $62,100    $59,704    $58,269
Tax-equivalent adjustment.....................    2,544      2,616      2,668
                                                -------    -------    -------
Net tax-equivalent interest income............  $64,644    $62,320    $60,937
                                                =======    =======    =======
Increase in actual net interest income........  $ 2,396    $ 1,435    $ 3,309
                                                =======    =======    =======
Percentage increase...........................      4.0%       2.5%       6.0%
                                                =======    =======    =======
Increase in tax-equivalent interest income....  $ 2,324    $ 1,383    $ 3,439
                                                =======    =======    =======
Percentage increase...........................      3.7%       2.3%       6.0%
                                                =======    =======    =======

     First Western's tax-equivalent net interest income increased $2.3 million or 3.7% from 1997 to 1998 due to a $219 million or 13.4% increase in average earning assets, primarily as a result of the acquisition of the PNC Bank branches which was partially offset by a decline in First Western's net interest margin from 3.80% in 1997 to 3.48% in 1998. The growth in average earning assets from 1997 to 1998 was due to a $269 million or 84.8% increase in average securities available for sale along with a $24.5 million or 2.3% increase in average loans. The increase in average securities available for sale and investment securities was primarily due to First Western investing the excess funds provided by the acquisition of the PNC Bank branches. This increase in average assets was funded by a $151 million increase in interest-bearing deposits and a $91 million increase in borrowed funds.

     First Western's tax-equivalent net interest income increased $1.4 million, or 2.3%, from 1996 to 1997 due to a $27.8 million, or 1.7%, increase in average earning assets, with the net interest margin increasing from 3.78% in 1996 to 3.80% in 1997. The growth in average earning assets from 1996 to 1997 was due to a $69.8 million, or 28.3%, increase in average securities available for sale, partially offset by a $29.5 million, or 2.7%,decrease in average loans and a $26.5 million, or 9.3%, decrease in average investment securities. Average loans decreased from 1996 to 1997 due to First Western selling its $48 million credit card loan portfolio during the fourth quarter of 1996 and the first quarter of 1997, and also due to the first-quarter 1997 sale of approximately $100 million of residential mortgage loans. The increase in average earning assets was funded by a $25 million trust preferred securities offering in February 1997, along with a $9.9 million increase in average equity and a $9.5 million increase in average deposits. First Western's average borrowed funds decreased $26.6 million, or 7.1%, during 1997 compared with 1996 due to the funds provided by the loan sales and the increase in average deposits and other funding sources.

     The net interest margin or net interest income expressed as a percentage of average earning assets was 3.48% in 1998 compared with 3.80% in 1997. The decrease in First Western's net interest margin was due to a 27 basis point decrease in First Western's yield on earning assets along with a decrease in net funds provided by noninterest bearing sources. These decreases in the net interest margin were partially offset by a nine basis point decrease in First Western's cost of funds. The decline in the yield on earning assets was due to a decrease in loan yields caused by falling interest rates throughout 1998 along with an increase in the portion of earning assets invested in securities which have lower yields than loans. During 1998, securities comprised 42% of First Western's average earning assets compared with 35% for 1997 with this increase due to First Western investing the excess funds provided by the PNC Bank branches. The increase in intangible assets resulting from the premium paid for the PNC Bank branches contributed to a net decrease in First Western's funding from noninterest-bearing sources. These "free funds" decreased from 14% of First Western's average earning assets for 1997 to 11% for 1998 which also contributed to the decline in First Western's net interest margin from 1997 to 1998. The purchase of bank-owned life insurance ("BOLI") also reduced First Western's net interest margin since the earnings on BOLI are included in other income while the cost of funding BOLI is included in interest expense.

     The net interest margin was 3.80% in 1997, compared with 3.78% in 1996. The improvement in First Western's net interest margin was due to an increase in net funds provided by noninterest-bearing sources, primarily as a result of the issuance of the trust preferred securities. The payments made to the holders of the trust preferred securities are included in other expense as minority interest expense. First Western's yield on earning assets decreased three basis points primarily due to the sale of the credit card portfolio, which had a higher yield than other loan types. First Western's cost of funds increased seven basis points primarily due to an eight basis point increase in the cost of interest-bearing deposits, with this increase partially offset by a decrease in the portion of funding provided by wholesale borrowed funds, which have a higher cost than deposits. See "Market Risk" for a further discussion of the impact of interest rate changes on First Western's financial performance.

     To provide a more in-depth analysis of net interest income, the following average balance sheets and net interest income analysis detail the contribution of earning assets to overall net interest income and the impact of cost of funds. The rate/volume analysis shows the portions of the net change in interest income due to changes in volume or rate. Average yields are calculated using tax-equivalent interest income. The changes in interest due to both rate and volume in the rate/volume analysis table have been allocated to changes due to rate and volume in proportion to the absolute amounts of changes in each. Since changes in interest income and expense are independently calculated, the totals for the volume and rate columns are not the sum of the individual lines.

            AVERAGE BALANCE SHEETS/NET INTEREST INCOME ANALYSIS (1)
                             (DOLLARS IN THOUSANDS)

                                            DECEMBER 31, 1998                     DECEMBER 31, 1997
                                   -----------------------------------   -----------------------------------
                                    AVERAGE                  AVERAGE      AVERAGE                  AVERAGE
                                    BALANCE     INTEREST   YIELD/RATE     BALANCE     INTEREST   YIELD/RATE
                                    -------     --------   ----------     -------     --------   ----------
Interest-earning assets:
  Interest-bearing deposits with
    other banks..................  $    2,006   $     95      4.74%      $    5,535   $    260      4.70%
                                   ----------   --------      ----       ----------   --------      ----
  Federal funds sold.............         321         18      5.43           10,362        554      5.35
                                   ----------   --------      ----       ----------   --------      ----
  Securities available for
    sale.........................     585,857     38,346      6.55          316,955     21,946      6.92
                                   ----------   --------      ----       ----------   --------      ----
  Investment securities, held to
    maturity.....................     196,102     12,865      6.56          256,688     16,969      6.61
                                   ----------   --------      ----       ----------   --------      ----
  Loans(net)(2)..................   1,074,905     90,953      8.46        1,050,382     90,210      8.59
                                   ----------   --------      ----       ----------   --------      ----
    Total interest-earning
      assets.....................   1,859,191    142,277      7.65        1,639,922    129,939      7.92
                                   ----------   --------      ----       ----------   --------      ----
Noninterest-earning assets:
  Cash and due from banks........      36,538                                30,139
  Premises and equipment.........      22,315                                20,034
  Intangible assets..............      35,584                                 7,340
  Other assets...................      52,556                                19,948
  Allowance for loan losses......     (18,407)                              (17,257)
                                   ----------                            ----------
    Total assets.................  $1,987,777                            $1,700,126
                                   ==========                            ==========
Interest-bearing sources:
  Deposits:
    Interest-bearing demand
      deposits...................  $   48,402      1,120      2.31       $   39,954        890      2.23
    Savings deposits.............     178,501      4,361      2.44          160,147      3,538      2.21
    Money market deposits........     239,418      5,637      2.35          183,402      4,224      2.30
    Time deposits................     754,044     41,627      5.52          685,979     38,812      5.66
                                   ----------   --------      ----       ----------   --------      ----
    Total deposits...............   1,220,365     52,745      4.32        1,069,482     47,464      4.44
                                   ----------   --------      ----       ----------   --------      ----
  Federal funds purchased and
    other short-term
    borrowings...................      87,194      4,927      5.65           53,226      3,136      5.89
                                   ----------   --------      ----       ----------   --------      ----
  Repurchase agreements and
    secured lines of credit......     179,505     10,270      5.72          141,569      8,110      5.73
                                   ----------   --------      ----       ----------   --------      ----
  Advances from the Federal Home
    Loan Bank....................     157,657      8,744      5.55          147,729      8,526      5.77
                                   ----------   --------      ----       ----------   --------      ----
  Long-term debt.................      14,022        947      6.75            5,230        383      7.32
                                   ----------   --------      ----       ----------   --------      ----
    Total interest-bearing
      sources....................   1,658,743     77,633      4.68        1,417,236     67,619      4.77
                                   ----------   --------      ----       ----------   --------      ----
Noninterest-bearing sources:
  Demand deposits................     121,013                                94,514
  Other liabilities..............      39,244                                35,445
  Trust preferred securities.....      23,855                                21,187
  Shareholders' equity...........     144,922                               131,744
                                   ----------                            ----------
    Total liabilities and
      shareholders' equity.......  $1,987,777                            $1,700,126
                                   ==========                            ==========
  Net interest rate
    spread(3)....................                             2.97%                                 3.15%
                                                              ----                                  ----
  Net interest income............               $ 64,644                              $ 62,320
                                                ========                              ========
  Net yield on earning assets
    (Net interest margin)(4).....                             3.48%                                 3.80%
                                                              ====                                  ====

                                            DECEMBER 31, 1996
                                   -----------------------------------
                                    AVERAGE                  AVERAGE
                                    BALANCE     INTEREST   YIELD/RATE
                                    -------     --------   ----------
Interest-earning assets:
  Interest-bearing deposits with
    other banks..................  $    1,348   $     61      4.53%
                                   ----------   --------      ----
  Federal funds sold.............         595         34      5.71
                                   ----------   --------      ----
  Securities available for
    sale.........................     247,116     16,868      6.83
                                   ----------   --------      ----
  Investment securities, held to
    maturity.....................     283,141     18,435      6.51
                                   ----------   --------      ----
  Loans(net)(2)..................   1,079,881     92,753      8.59
                                   ----------   --------      ----
    Total interest-earning
      assets.....................   1,612,081    128,151      7.95
                                   ----------   --------      ----
Noninterest-earning assets:
  Cash and due from banks........      33,616
  Premises and equipment.........      18,865
  Intangible assets..............       7,369
  Other assets...................      17,949
  Allowance for loan losses......     (15,148)
                                   ----------
    Total assets.................  $1,674,732
                                   ==========
Interest-bearing sources:
  Deposits:
    Interest-bearing demand
      deposits...................  $   97,088      1,362      1.40
    Savings deposits.............     170,480      3,801      2.23
    Money market deposits........     114,499      3,255      2.84
    Time deposits................     674,522     37,693      5.59
                                   ----------   --------      ----
    Total deposits...............   1,056,589     46,111      4.36
                                   ----------   --------      ----
  Federal funds purchased and
    other short-term
    borrowings...................      55,731      3,096      5.56
                                   ----------   --------      ----
  Repurchase agreements and
    secured lines of credit......     194,006     10,898      5.62
                                   ----------   --------      ----
  Advances from the Federal Home
    Loan Bank....................     117,721      6,620      5.62
                                   ----------   --------      ----
  Long-term debt.................       6,904        489      7.08
                                   ----------   --------      ----
    Total interest-bearing
      sources....................   1,430,951     67,214      4.70
                                   ----------   --------      ----
Noninterest-bearing sources:
  Demand deposits................      97,891
  Other liabilities..............      24,089
  Trust preferred securities.....          --
  Shareholders' equity...........     121,801
                                   ----------
    Total liabilities and
      shareholders' equity.......  $1,674,732
                                   ==========
  Net interest rate
    spread(3)....................                             3.25%
                                                              ----
  Net interest income............               $ 60,937
                                                ========
  Net yield on earning assets
    (Net interest margin)(4).....                             3.78%
                                                              ====

---------------

(1) In order to make pre-tax income and resultant yields comparable to taxable-equivalent loans and investments, a tax-equivalent adjustment is made equally to interest income and income tax expense with no effect on after-tax income. The tax-equivalent adjustment has been computed using a federal income tax rate of 35% and has increased interest income by $2.5 million, $2.6 million and $2.7 million for the years ended December 31, 1998, 1997 and 1996, respectively.

(2) Loan fees net of related origination costs are accreted over the average lives of the related loans and are considered adjustments to interest income. These net fees (costs) aggregated $(9,000), $48,000 and $421,000 for the years ended December 31, 1998, 1997 and 1996, respectively. For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.

(3) Represents the difference between the yield on earning assets and the cost of funds.

(4) Represents tax-equivalent net interest income divided by average interest-earning assets.

                            RATE/VOLUME ANALYSIS (1)
                             (DOLLARS IN THOUSANDS)

                                                     1998                           1997
                                          ---------------------------    --------------------------
                                              CHANGE FROM 1997 IN           CHANGE FROM 1996 IN
                                                INTEREST INCOME               INTEREST INCOME
                                               OR EXPENSE DUE TO             OR EXPENSE DUE TO
                                          ---------------------------    --------------------------
                                          VOLUME     RATE      TOTAL     VOLUME     RATE     TOTAL
                                          ------     ----      -----     ------     ----     -----
Interest-earning assets:
  Interest-bearing deposits with other
     banks..............................  $  (167)  $     2   $  (165)   $   197   $    2   $   199
                                          -------   -------   -------    -------   ------   -------
  Federal funds sold....................     (562)       26      (536)       522       (2)      520
                                          -------   -------   -------    -------   ------   -------
  Securities available for sale.........   17,662    (1,262)   16,400      4,833      245     5,078
                                          -------   -------   -------    -------   ------   -------
  Investment securities, held to
     maturity...........................   (3,976)     (128)   (4,104)    (1,745)     279    (1,466)
                                          -------   -------   -------    -------   ------   -------
  Loans (net) (2).......................    2,087    (1,344)      743     (2,533)     (10)   (2,543)
                                          -------   -------   -------    -------   ------   -------
     Total interest income..............   16,901    (4,563)   12,338      2,207     (419)    1,788
                                          -------   -------   -------    -------   ------   -------
Interest-bearing sources:
  Deposits:
     Interest-bearing demand deposits...      194        36       230     (1,038)     566      (472)
     Savings deposits...................      427       396       823       (228)     (35)     (263)
     Money market deposits..............    1,317        96     1,413      1,676     (707)      969
     Time deposits......................    3,776      (961)    2,815        645      474     1,119
                                          -------   -------   -------    -------   ------   -------
     Total deposits.....................    6,548    (1,267)    5,281        567      786     1,353
                                          -------   -------   -------    -------   ------   -------
Federal funds purchased and other
  short-term borrowings.................    1,924      (133)    1,791       (143)     183        40
                                          -------   -------   -------    -------   ------   -------
Repurchase agreements and secured lines
  of credit.............................    2,170       (10)    2,160     (3,000)     212    (2,788)
                                          -------   -------   -------    -------   ------   -------
Advances from the Federal Home Loan
  Bank..................................      559      (341)      218      1,728      178     1,906
                                          -------   -------   -------    -------   ------   -------
Long-term debt..........................      596       (32)      564       (123)      17      (106)
                                          -------   -------   -------    -------   ------   -------
     Total interest expense.............   11,325    (1,311)   10,014       (648)   1,053       405
                                          -------   -------   -------    -------   ------   -------
     Net interest income................  $ 7,900   $(5,576)  $ 2,324    $ 1,057   $  326   $ 1,383
                                          =======   =======   =======    =======   ======   =======

---------------
(1) In order to make pre-tax income and resultant yields comparable to tax-equivalent loans and investments, a tax-equivalent adjustment is made equally to interest income and to income tax expense with no effect on after-tax income. The tax-equivalent adjustment has been computed using a federal income tax rate of 35% and has increased interest income by $2.5 million, $2.6 million and $2.7 million for the years ended December 31, 1998, 1997 and 1996, respectively.

(2) Loan fees net of related origination costs are accreted over the average lives of the related loans and are considered adjustments to interest income. These net fees (costs) aggregated $(9,000), $48,000 and $421,000 for the years ended December 31, 1998, 1997 and 1996, respectively. For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.

PROVISION FOR LOAN LOSSES

     The provision for loan losses was $4.0 million in 1998, compared with $4.8 million in 1997 and $8.3 million in 1996. The $3.5 million decrease in the provision for loan losses from 1996 to 1997 reflects a $3.6 million decrease in net charge-offs and an improvement in First Western's nonperforming loans during 1997. Net charge-offs in 1998 were $3.8 million, or 0.35%, of average loans, compared with $2.8 million, or 0.27%, in 1997 and $6.4 million, or 0.59%, in 1996. Most of the loans charged off by First Western for the past three years were loans that were originated through automobile dealers. Management attributes the high indirect automobile loan charge-offs during 1996 to an aggressive expansion of First Western's automobile loan program into new market areas. First Western responded to the increase in consumer loan charge-offs by investing in technology to improve both the underwriting and collection operations. Additionally, First Western also introduced credit scoring for loan applications, tiered pricing based on risk and collateral, and increased the number of employees handling collections and recoveries. Installment loan net charge-offs also increased during 1996 due to an $880,000, or 115.7%, increase in credit card loan charge-offs. Most of the increase in credit card charge-offs was due to First Western charging-off any past-due credit card accounts that were not sold in the December 1996 transaction.

     First Western's net charge-offs by loan type and changes in the allowance for loan losses for each of the past five years were as follows (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                1998      1997      1996      1995      1994
                                                ----      ----      ----      ----      ----
Allowance for loan losses at beginning of
  period.....................................  $18,077   $16,054   $14,148   $12,943   $11,102
Charge-offs:
  Commercial, financial and agricultural
     loans...................................       44         4        72        44       123
  Real estate construction loans.............       --        --        --        --        --
  Real estate mortgage loans.................      187       141        26        18       206
  Installment loans..........................    4,377     3,776     6,958     3,005     2,149
                                               -------   -------   -------   -------   -------
     Total charge-offs.......................    4,608     3,921     7,056     3,067     2,478
                                               -------   -------   -------   -------   -------
Recoveries:
  Commercial, financial and agricultural
     loans...................................       23        38        73        88       390
  Real estate construction loans.............       --        --        --        --        --
  Real estate mortgage loans.................      141       172        69        30       125
  Installment loans..........................      664       898       532       172       154
                                               -------   -------   -------   -------   -------
     Total recoveries........................      828     1,108       674       290       669
                                               -------   -------   -------   -------   -------
Net charge-offs..............................    3,780     2,813     6,382     2,777     1,809
                                               -------   -------   -------   -------   -------
Provision for loan losses....................    4,000     4,836     8,288     3,982     3,650
                                               -------   -------   -------   -------   -------
Allowance for loan losses at end of period...  $18,297   $18,077   $16,054   $14,148   $12,943
                                               =======   =======   =======   =======   =======
Ratio of net charge-offs to average loans....     0.35%     0.27%     0.59%     0.27%     0.20%
                                               =======   =======   =======   =======   =======

     The provision for loan losses less net charge-offs added $220,000 to the allowance for loan losses, which increased to $18.3 million at year-end 1998. See "Financial Condition -- Loan Quality" for further discussion.

OTHER INCOME

     First Western's other income was $17.2 million in both 1997 and 1998. During 1998, First Western experienced increases in service charges on deposit accounts, income from bank-owned life insurance, trust fees and gains on branch sales with these increases offset by decreases in gains on loan sales and loan servicing income. Other income increased $1.5 million, or 9.7% from 1996 to 1997, due to increased gains on loan sales and gains from the sales of branches and the sale of First Western's credit card merchant transaction processing program, with these increases partially offset by a $1.5 million decrease in credit card program fees and a $708,000 decrease in net securities gains.

     Trust fees increased $514,000 or 22.3% from 1997 to 1998 primarily due to an increase in trust fees on personal trust accounts and employee benefit accounts. Trust fees increased $291,000, or 14.5%, from $2.0 million in 1996 to $2.3 million in 1997 due to a $131,000 increase in estate fees, with the remaining increase resulting from an increase in trust assets managed by First Western.

     Service charges on deposit accounts increased $1.1 million or 26.2% from $4.2 million for 1997 to $5.3 million for 1998. The branches acquired from PNC Bank in June 1998 contributed $620,000 of this increase with the remaining increase due to First Western increasing its service charges beginning in March 1998. Service charges on deposit accounts increased $484,000, or 13.1%, in 1997 compared with 1996 due to a $427,000 increase in service charges on interest-bearing demand accounts and an increase in insufficient funds and returned check service charges. First Western had been promoting its "Active Lifestyles" account, which resulted in this increase in service charges on interest-bearing demand accounts.

     First Western realized gains on loan sales of $2.3 million during 1998 resulting from the sale of residential mortgage loans in a bulk sale during the first quarter of 1998 along with the sale of First Western's monthly production of conforming residential mortgage loans. First Western realized net gains on loan sales of $5.9 million during 1997 primarily as a result of the sale of the remaining portion of the credit card portfolio during the first quarter of 1997. First Western's net gains on loan sales were $4.6 million in 1996, primarily due to the gain realized on the partial sale of the credit card portfolio, partially offset by a $2.9 million loss on the sale of $100 million of residential mortgage loans, with this mortgage loan sale settling during the first quarter of 1997. During the fourth quarter of 1996, First Western sold approximately two-thirds of its credit card portfolio with a principal balance of $30.4 million, realizing a gain of approximately $7.2 million, net of certain costs incurred by First Western in connection with the credit card sale.

     During the fourth quarter of 1997, First Western purchased $25 million of bank-owned life insurance. The increase in the cash surrender value of BOLI, $1.4 million in 1998, is included in other income.

     Other operating income increased $830,000 from 1997 to 1998 due to a $463,000 increase in gains recognized on the sale of branch offices, a $393,000 increase in fees earned on check card transactions and automated teller machine transactions, a $207,000 increase in insurance commissions and a $165,000 increase in fees earned on the sales of mutual funds and annuities with these increases offset by a $622,000 decrease in loan servicing income due to the completion of the sale of the credit card portfolio in 1997 and also due to a $199,000 decrease in credit card program fees. Other operating income increased $154,000 from 1996 to 1997, primarily due to gains of $608,000 realized on the sale of two branch offices, a $408,000 increase in loan servicing income as a result of First Western servicing the credit card loans and mortgage loans that were sold until the servicing could be transferred to the purchasers, and a $267,000 gain realized on the sale of the credit card merchant transaction processing program with these increases partially offset by a $1.5 million decrease in credit card processing fees.

OTHER EXPENSES

     Other Expenses increased $7.6 million or 17.8% from $43.0 million for 1997 to $50.6 million for 1998 with the expenses of the branches acquired from PNC Bank accounting for $4.5 million of this increase and the restructuring charge accounting for $1.5 million. Other expenses increased $731,000, or 1.7%, from $42.3 million in 1996 to $43.0 million in 1997 due to a $2.3 million increase in minority interest expense, along with increases in salaries and employee benefits expense, higher marketing expense and increased professional fees, with these increases partially offset by a $4.0 million decrease in FDIC insurance expense.

     First Western's salaries and employee benefits expense increased a combined $2.2 million or 11.1% from 1997 to 1998 with the PNC branches accounting for $955,000 of the increase. The remaining increase of $1.2 million was due to normal salary and wage increases and increased medical insurance expense. During the fourth quarter of 1998, First Western eliminated approximately 70 positions as part of its Profit Improvement Initiative. The objective of this program was to reduce operating expenses by $3.5 million to $4.5 million annually with the largest part of the cost savings coming from decreased salary and benefits expense. The cost of the severance benefits for the terminated employees of $1.5 million was recorded during the fourth quarter of 1998 as a restructuring charge. First Western's salaries and employee benefits expense increased a combined $1.2 million, or 6.8%, from $18.5 million in 1996 to $19.7 million in 1997 primarily due to normal salary and wage increases along with increased personnel. First Western had 618 full-time equivalent employees at December 31, 1998, compared with 635 and 625 at December 31, 1997 and 1996, respectively.

     Expenses related to operating First Western's branches and other facilities, including all equipment, occupancy and depreciation charges, increased $923,000 from 1997 to 1998 with the branches acquired from PNC Bank accounting for $517,000 of this increase. The remaining increase in occupancy and equipment expense from 1997 to 1998 was due to the full-year operation of the facilities that were opened during the second half of 1997. First Western's occupancy and equipment expense increased $391,000 from $5.1 million in 1996 to $5.5 million in 1997, primarily as a result of First Western opening two additional supermarket branches and a new loan processing center during 1997.

     First Western's amortization of intangible assets expense increased from $1.1 million in 1997 to $3.3 million in 1998 due to the premium paid for the branches that were acquired from PNC Bank along with the full year impact of the acquisition of the Chicora, Pennsylvania branch in 1997. First Western recorded an intangible asset of $59 million in June 1998 related to the branches acquired from PNC Bank with this intangible asset being amortized over a 12 year period on a straight-line basis. First Western's amortization of intangible assets expense should increase in 1999 due to the full year impact of the branches acquired from PNC Bank with this increase partially offset by a reduction in intangible assets in the first quarter of 1999 as a result of the sale of four of the branches that were acquired from PNC Bank.

     First Western's supplies expense increased $470,000 from $1.6 million for 1997 to $2.1 million in 1998 due to the supplies necessary to convert the PNC Bank branches to First Western's data processing systems. The expenses related to the PNC Bank branches consisted of the costs to produce and mail brochures to the former PNC Bank customers to explain First Western's products and services, the cost to replace the former PNC Bank customers' checks and various expenses to add these branches to the First Western data processing system.

     First Western's marketing expense decreased $664,000 from 1997 to 1998 due to First Western sharply curtailing its marketing expenditures during the second half of 1998. First Western's marketing expenditures also decreased from 1997 to 1998 due to First Western beginning a corporate image campaign during the fourth quarter of 1997 with most of the production costs to develop the campaign being incurred during the fourth quarter of 1997. Marketing expense increased $820,000, or 67.9%, from $1.2 million in 1996 to $2.0 million in 1997, primarily due to First Western beginning the corporate image campaign.

     First Western's professional fees increased $529,000 from 1996 to 1997 due to increased legal and consulting expense related to the merger of First Western Bank, F.S.B. into First Western Bank, N.A., along with the start-up of First Western's insurance business.

     First Western's data processing services expense increased $307,000 or 19.9% from 1997 to 1998 primarily due to an increase in First Western's cost for processing automated teller machine transactions. First Western's outside data processing expense decreased $288,000, or 15.7%, from $1.8 million in 1996 to $1.5 million in 1997 primarily due to the sale of the credit card portfolio in late 1996 and early 1997. First Western used a third-party servicer for processing credit card transactions.

     In February 1997, First Western completed the private placement of $25 million of trust preferred capital securities issued by First Western's Delaware trust subsidiary, First Western Capital Trust I. The distributions payable on the securities, which totaled $2.5 million for 1998 and $2.3 million for 1997, have been recorded as minority interest expense.

     First Western's federal deposit insurance expense decreased $4.0 million, or 91.5%, from $4.4 million in 1996 to $376,000 in 1997 due to a $3.3 million special assessment that was paid during 1996 and also due to a reduction in insurance rates in late 1996. The one-time special assessment of thrift deposits was done in order to recapitalize the Savings Association Fund of the Federal Deposit Insurance Corporation.

     Other operating expenses increased $796,000 or 11.5% from 1997 to 1998 primarily due to a $450,000 increase in Pennsylvania bank shares tax expense. This increase in Pennsylvania bank shares tax expense was a result of the merger of First Western's former thrift subsidiary into the Banking Subsidiary in September 1997. As a thrift, First Western Bank, F.S.B. formerly paid state income taxes instead of shares tax. Other operating expenses decreased $302,000, or 4.2%, from $7.2 million in 1996 to $6.9 million in 1997 due to a $651,000 decrease in credit card program expenses, with this decrease partially offset by a $139,000 increase in fees paid to a third-party provider of services in connection with First Western's "Active Lifestyles" account and a $111,000 increase in software maintenance expense.

INCOME TAXES

     First Western's income tax expense was $6.8 million in 1998, decreasing $2.0 million, or 23.2%, from $8.8 million in 1997. The decrease in First Western's income tax expense was due to a decrease in pre-tax earnings along with the elimination of the state income taxes paid by First Western's former thrift subsidiary. First Western's income tax expense increased $2.5 million or 39.9% from 1996 to 1997 due to a 24.2% increase in pre-tax earnings and also due to a reduction in First Western's income tax expense in 1996 as a result of a settlement reached with the Internal Revenue Service during 1996 concerning an audit of prior years' tax returns. Excluding the impact of the settlement reached with the Internal Revenue Service during 1996, First Western's effective tax rate was 27.4% in 1998, compared with 30.3% in 1997 and 29.0% in 1996. The decrease in First Western's effective tax rate from 1997 to 1998 was due to First Western having a decreased level of fully-taxable income as compared with pre-tax earnings as a result of the decrease in gains on loan sales along with the increase in tax-exempt income as a result of the BOLI purchased in late 1997, and also due to the elimination of the state income tax on the former thrift subsidiary.

YEAR 2000 CONSIDERATIONS

     First Western has reviewed its mission critical systems to determine its readiness for the year 2000. The mission critical systems identified by First Western include: the mainframe computer hardware and operating system, the item capture system, the core banking software applications and the trust department accounting system.

     First Western performs its own data processing for most bank operations using an IBM AS/400 computer and the OS/400 operating system. First Western has completed testing on its AS/400 computer and OS/400 operating system and has determined that they will process year 2000 dates correctly.

     First Western processes its own checks for collection from other financial institutions ("item capture"). The hardware and software used to perform First Western's item capture have been tested for year 2000 compliance and certain minor modifications were required. These modifications were made and tested during the fourth quarter of 1998 with no additional modifications necessary.

     First Western uses the Fiserve CBS software for its core banking systems such as loan and deposit processing. First Western's core banking system software provider has provided First Western with year 2000 compliant software. Installation of this software was completed during the fourth quarter of 1998. First Western has received reports from other financial institutions that use this software that it has passed their year 2000 testing. First Western tested its version of this software during the fourth quarter of 1998 and has determined that it will process year 2000 dates correctly.

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

     First Western has prepared a remediation contingency plan to be followed if any of its mission critical systems cannot be updated to achieve year 2000 compliance. As of December 31, 1998, progress in correcting the mission critical systems was sufficient that none of the actions in the contingency plan have been triggered. First Western is in the process of preparing a year 2000 business recovery plan to address potential failures of automated information systems; intermittent and isolated failures in public infrastructure (electric, telephone, water, gas, etc.) and liquidity concerns due to public demand for cash.

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

     First Western has contacted all of its significant commercial loan customers to alert them to the importance of being prepared for year 2000 issues and to determine the state of their year 2000 readiness. If a loan customer suffers a business interruption as a result of a year 2000 problem it could result in a loss for First Western which could be material. First Western is not aware of any of its loan customers having a significant year 2000 compliance problem. However, there is no assurance that these customers will not have year 2000 related business interruptions that may have a material adverse effect on First Western's financial condition or results of operations.

     First Western has contacted all of its material vendors and correspondent banks to determine their year 2000 readiness. First Western has not been notified by any third party vendor or correspondent bank of a year 2000 compliance problem. However, there is still a risk that a provider of services to First Western, such as telecommunications or electricity, may suffer a business interruption which, may in turn, result in a business interruption for First Western that may have a material adverse effect on First Western's financial condition or results of operations.

     As of December 31, 1998, First Western has incurred cumulative year 2000 compliance costs of approximately $391,000, of which $16,000 was for outside consultants to test First Western's mission critical systems and the remaining $375,000 represented the salaries and benefit costs of First Western's employees working on year 2000 issues. For the past 12 months, approximately one-half of First Western's computer programming and systems personnel have been working on year 2000 testing and remediation. First Western estimates that the remaining year 2000 testing will result in additional expenditures of approximately $383,000 over the next 12 months with this amount consisting primarily of the salaries and benefits of First Western's employees. Since the amount expended by First Western for year 2000 compliance consisted primarily of the salaries and benefits of existing First Western employees, First Western has not experienced a significant increase in other operating expenses as a result of year 2000 remediation efforts. Most of the corrections to First Western's year 2000 problems were incorporated into regularly scheduled software and hardware upgrades, therefore there were not significant expenditures above First Western's regular software and hardware costs. First Western did not postpone any specific projects as a result of dedicating certain employees to year 2000 concerns. However, it is impossible to measure what these employees could have accomplished if they had not been dedicated to year 2000 concerns.

IMPACT OF INFLATION

     The effects of inflation on the local economy and on First Western's operating results have been relatively modest for the past several years. Since substantially all of First Western's assets and liabilities are monetary in nature, such as cash, investments, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. First Western tries to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities. See "Market Risk" for further discussion.

FINANCIAL CONDITION

     First Western's total assets increased $483.3 million, or 27.7%, from $1.744 billion at December 31, 1997 to $2.227 billion at December 31, 1998, with most of this increase due to an increase in securities available for sale funded by increased deposits. Average total assets increased $287.7 million, or 16.9%, from $1.700 billion for 1997 to $1.988 billion for 1998, with most of this increase occurring in the portfolio of securities available for sale.

LOAN PORTFOLIO

     Loans and loans held for sale increased $60.5 million during 1998 with this increase in loans primarily due to an increase in commercial loans along with the acquisition of $74 million of consumer and commercial loans from PNC Bank with these increases partially offset by the sale of approximately $92 million of residential mortgage loans during the first quarter of 1998. The loans acquired from PNC Bank consisted of $54 million of consumer installment loans, $10 million of home equity loans, $6 million of commercial mortgage loans and $4 million of commercial loans. During 1998, First Western emphasized its lending program for commercial and industrial customers resulting in commercial time and demand loans increasing $36.2 million or 34.3% and automobile floorplan loans growing $11.0 million or 35.4%. First Western decreased its residential mortgage loan portfolio during 1998 by selling conforming residential mortgage loans when they are originated and also by bulk residential mortgage loan sales. Partially offsetting the sales of residential mortgage loans has been the growth of consumer second mortgage loans which increased by $50.6 million during 1998. In the table below, consumer second mortgage loans are classified as one-to-four family residential mortgage loans.

     During the fourth quarter of 1998, First Western sold most of its mortgage servicing rights at a small loss. Prior to the sale, First Western serviced approximately $214 million of residential mortgage loans for other investors. First Western decided to sell its servicing portfolio because First Western's management believed that selling residential mortgage loans with their servicing will be more profitable than selling the loans and retaining the servicing.

     Included in the $383.4 million of one-to-four family residential mortgage loans at December 31, 1998 are approximately $44.5 million of purchased mortgage loans serviced by others. These purchased loans are secured by real estate outside of First Western's primary market areas with no significant concentrations in any state or region.

     The portfolio of loans held for sale at December 31, 1998 consisted of residential mortgage loans with a carrying value of $15.5 million and an estimated market value of $15.7 million. The following table shows the composition of First Western's portfolio of loans and loans held for sale for the last five years (in thousands):

                         COMPOSITION OF LOAN PORTFOLIO

                                                      YEAR ENDED DECEMBER 31,
                                    ------------------------------------------------------------
                                       1998         1997         1996         1995        1994
                                       ----         ----         ----         ----        ----
Amounts of Loans by Type:
Commercial, financial and
  agricultural:
  Automobile floorplan loans......  $   41,995   $   31,013   $   26,668   $   26,775   $ 25,229
  Loans to municipalities.........       3,643        6,140       11,446       13,893     10,307
  Other commercial loans..........     141,492      105,323       83,645       79,491     63,662
                                    ----------   ----------   ----------   ----------   --------
     Subtotal.....................     187,130      142,476      121,759      120,159     99,198
                                    ----------   ----------   ----------   ----------   --------
Real estate construction..........      11,239       14,450       16,289       24,501     18,721
                                    ----------   ----------   ----------   ----------   --------
Real estate mortgage:
  1-4 family residential..........     383,429      385,702      433,813      357,004    370,582
  Multi-family residential........      25,902       29,331       37,173       35,088     30,923
  Home equity.....................      72,008       56,811       49,653       41,417     37,129
  Commercial and other............     183,987      172,559      159,470      141,667    127,176
                                    ----------   ----------   ----------   ----------   --------
     Subtotal.....................     665,326      644,403      680,109      575,176    565,810
                                    ----------   ----------   ----------   ----------   --------
Installment:
  Credit cards....................          --           --       17,328       45,226     39,412
  Installment and other...........     282,986      284,874      278,940      262,554    255,421
                                    ----------   ----------   ----------   ----------   --------
     Subtotal.....................     282,986      284,874      296,268      307,780    294,833
                                    ----------   ----------   ----------   ----------   --------
     Total........................  $1,146,681   $1,086,203   $1,114,425   $1,027,616   $978,562
                                    ==========   ==========   ==========   ==========   ========
Percent of Loans by Type:
Commercial, financial and
  agricultural:
  Automobile floorplan loans......         3.7%         2.8%         2.4%         2.6%       2.6%
  Loans to municipalities.........         0.3          0.6          1.0          1.4        1.1
  Other commercial loans..........        12.3          9.7          7.5          7.7        6.5
                                    ----------   ----------   ----------   ----------   --------
     Subtotal.....................        16.3         13.1         10.9         11.7       10.2
                                    ----------   ----------   ----------   ----------   --------
Real estate construction..........         1.0          1.4          1.5          2.4        1.9
                                    ----------   ----------   ----------   ----------   --------
Real estate mortgage:
  1-4 family residential..........        33.4         35.5         38.9         34.8       37.8
  Multi-family residential........         2.3          2.7          3.3          3.4        3.2
  Home equity.....................         6.3          5.2          4.5          4.0        3.8
  Commercial and other............        16.0         15.9         14.3         13.8       13.0
                                    ----------   ----------   ----------   ----------   --------
     Subtotal.....................        58.0         59.3         61.0         56.0       57.8
                                    ----------   ----------   ----------   ----------   --------
Installment:
  Credit cards....................          --           --          1.6          4.4        4.0
  Installment and other...........        24.7         26.2         25.0         25.5       26.1
                                    ----------   ----------   ----------   ----------   --------
     Subtotal.....................        24.7         26.2         26.6         29.9       30.1
                                    ----------   ----------   ----------   ----------   --------
     Total........................       100.0%       100.0%       100.0%       100.0%     100.0%
                                    ==========   ==========   ==========   ==========   ========

LOAN QUALITY

     First Western has several policies and procedures in place to assist in maintaining and monitoring the overall quality of its loan portfolio. First Western has established underwriting guidelines to be followed by its banking subsidiary. In addition, a formal, ongoing loan review program (discussed below), which concentrates principally on commercial credits, has been established to help monitor the loan portfolio of the banking subsidiary. First Western also regularly monitors its delinquency and nonperforming levels for any negative or adverse trends and particularly monitors credits which have total exposure of $1.5 million or more. However, there can be no assurance that First Western's loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

     First Western's delinquent loans, nonaccrual loans and nonperforming assets consisted of the following for the last five years (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                1998      1997      1996      1995      1994
                                                ----      ----      ----      ----      ----
Loans delinquent and still accruing interest:
     Loans past due 30 to 89 days............  $ 6,419   $ 8,703   $ 8,080   $10,420   $ 7,370
     Loans past due 90 days or more..........    2,879     2,466     1,427     2,648     1,870
                                               -------   -------   -------   -------   -------
     Total loan delinquencies................  $ 9,298   $11,169   $ 9,507   $13,068   $ 9,240
                                               =======   =======   =======   =======   =======
Nonaccrual loans.............................  $ 1,928   $ 2,634   $ 5,147   $ 4,959   $ 2,875
Other real estate owned......................      617       382       471       165     1,185
                                               -------   -------   -------   -------   -------
     Total nonperforming assets..............  $ 2,545   $ 3,016   $ 5,618   $ 5,124   $ 4,060
                                               =======   =======   =======   =======   =======
     Total nonperforming assets and loans
       past due 90 days or more..............  $ 5,424   $ 5,482   $ 7,045   $ 7,772   $ 5,930
                                               =======   =======   =======   =======   =======
Nonaccrual loans to total loans..............     0.17%     0.24%     0.46%     0.48%     0.29%
Nonperforming assets to total loans and other
  real estate owned..........................     0.22%     0.28%     0.50%     0.50%     0.41%
Nonperforming assets to total assets.........     0.11%     0.17%     0.33%     0.32%     0.28%
Nonperforming assets and loans past due 90
  days or more to total assets...............     0.24%     0.31%     0.42%     0.48%     0.41%
Nonaccrual loans and loans past due 90 days
  or more to total loans.....................     0.42%     0.47%     0.59%     0.74%     0.48%
Allowance for loan losses to nonaccrual
  loans......................................   949.01%   686.33%   311.91%   285.31%   450.16%
Allowance for loan losses to loans past due
  90 days or more and nonaccrual loans.......   380.61%   354.43%   244.20%   185.98%   272.78%
Allowance for loan losses to total loans.....     1.60%     1.66%     1.44%     1.38%     1.32%

     First Western's total delinquencies decreased $1.9 million, or 16.8%, from $11.2 million at December 31, 1997 to $9.3 million at December 31, 1998, with this decrease primarily due to a $1.2 million decrease in delinquent commercial mortgage loans and a $420,000 decrease in delinquent commercial loans. First Western's nonaccrual loans decreased $706,000 during 1998 due to the pay-off of several commercial loans that were on nonaccrual status. First Western's coverage ratio of the allowance for loan losses to nonaccrual loans increased from 686% at December 31, 1997 to 949% at December 31, 1998, due to the 26.8% decrease in nonaccrual loans during 1998.

     Commercial and mortgage loans are placed on nonaccrual status when, in the opinion of management, collection of principal or interest is doubtful and the loan is not both well secured and in the process of collection. Installment loans are generally charged off between 90 and 120 days past due or when deemed uncollectible in the opinion of management. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction to principal as long as doubt exists as to collection.

     First Western maintains a loan review program to evaluate the credit risk in its commercial loan portfolio for substantially all commercial loans and commercial mortgage loans greater than $200,000. Through the loan review process, First Western maintains a classified account list which, along with the nonperforming and delinquency lists of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as "substandard" are those loans with clear and defined weaknesses, such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the debt. Loans classified as "doubtful" are those loans which have characteristics similar to the substandard accounts but with an increased risk that a loss may occur, or at least a portion of the loan may require a charge-off if liquidated at present. Both substandard and doubtful loans include some loans that are delinquent or on nonaccrual status. As of December 31, 1998, substandard and doubtful loans totaled $5.5 million.

     In addition to its classified account list and delinquency list of loans, First Western maintains a separate list of "Other Loans Especially Mentioned" ("OLEM"), which further aids First Western in monitoring its loan portfolio. These OLEM loans do not have all the characteristics of a classified loan (substandard or doubtful), but do show potentially weak elements as compared with those of a satisfactory credit. First Western reviews these loans in assessing the adequacy of the allowance for loan losses. Substantially all of the loans on the OLEM list as of December 31, 1998 are current and paying in accordance with loan terms. As of December 31, 1998, OLEM list loans totaled $8.2 million.

     In order to determine the adequacy of the allowance for loan losses, management considers the risk classifications of loans, delinquency trends, charge-off experience, credit concentrations, economic conditions and other factors. Specific reserves are established for each classified credit, taking into consideration the credit's delinquency status, current operating status, pledged collateral and plan of action for resolving any deficiencies. For nonclassified loans and smaller loans not individually reviewed, management considers historical charge-off experience in determining the amounts to be allocated to the allowance. An unallocated or general reserve is also established which takes into consideration, among other things, concentrations of credit, economic conditions, delinquency and nonaccrual trends, management experience and trends in volume and terms of loans. The allowance for loan losses is maintained at the level determined according to this methodology by charging a provision to operations.

     First Western believes that the allowance for loan losses of $18.3 million at December 31, 1998 is adequate to cover losses inherent in the portfolio as of such date. However, there can be no assurance that First Western will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 1998.

INVESTMENT SECURITIES AND SECURITIES AVAILABLE FOR SALE

     On December 1, 1998, First Western transferred all of its securities that were classified as held to maturity to available for sale. At the time of the transfer, these securities had an amortized cost of $193.0 million and a market value of $193.9 million. This transfer was made in order to give First Western's management more flexibility in managing the total investment securities portfolio. In addition, because of the growth of the available for sale portfolio during 1998 resulting from the investment of the funds from the PNC Bank branches and a leverage strategy implemented by First Western, as of December 1, 1998, approximately 78% of First Western's securities were already classified as available for sale and management did not believe that it was strategically important to maintain the held to maturity portfolio.

     First Western's portfolio of securities that were classified as available for sale or held to maturity increased a combined $311.4 million or 55.9% during 1998 primarily due to the investment of the funds provided by the purchase of the PNC Bank branches along with the implementation of a $102 million leverage strategy in July 1998. The leverage strategy involved the purchase of U.S. government agency securities which were funded with repurchase agreements.

     At December 31, 1998, the market value of First Western's portfolio of securities available for sale was $868.7 million, which was $8.4 million or 1.0% greater than the amortized cost of these securities of $860.3 million. At December 31, 1997, First Western's combined portfolios of securities held to maturity and securities available for sale had a market value of $557.8 million, $8.8 million or 1.6% greater than the amortized cost of these securities of $549.0 million.

     The following table presents the contractual maturities of securities available for sale and their weighted average yields as of December 31, 1998, on a tax-equivalent basis using a 35% federal income tax rate. The maturity distribution of mortgage-backed securities is based on the weighted average lives of these securities.

                                               AFTER      AFTER
                                               1 BUT      5 BUT                           WEIGHTED
                                    WITHIN     WITHIN     WITHIN     AFTER                AVERAGE
                                    1 YEAR    5 YEARS    10 YEARS   10 YEARS    TOTAL      YIELD
                                    ------    -------    --------   --------    -----      -----
                                                       (DOLLARS IN THOUSANDS)
U.S. Treasury securities.........  $  7,421   $     --   $     --   $     --   $  7,421     6.03%
U.S. Government agencies and
  corporations...................   168,569     37,342         --         --    205,911     6.17%
Mortgage-backed securities.......     1,898    334,678    114,958     46,849    498,383     7.35%
States and political
  subdivisions...................    17,576     54,837     11,703        280     84,396     7.38%
Other securities, including
  corporate bonds and notes......     1,160        778      2,071     68,579     72,588     6.45%
                                   --------   --------   --------   --------   --------     ----
     Total.......................  $196,624   $427,635   $128,732   $115,708   $868,699     6.99%
                                   ========   ========   ========   ========   ========     ====
Weighted average yield...........      6.22%      7.41%      7.09%      6.63%      6.99%
                                   ========   ========   ========   ========   ========

BANK-OWNED LIFE INSURANCE

     In December 1997, First Western purchased $25 million of life insurance on the officers of First Western with First Western as the beneficiary. The increase in the cash surrender value of the insurance policies is recorded as other income. The increase in the cash surrender value and death benefits paid to First Western are currently not included in taxable income.

DEPOSITS

     First Western's total deposits increased $296.4 million, or 24.9%, during 1998, primarily due to the purchase of the PNC Bank branches with this increase partially offset by the sale of First Western's three branches in Lake County, Ohio. The PNC Bank branches had approximately $384 million of deposits and the Lake County branches had approximately $47 million of deposits.

     First Western primarily relies on its retail deposit base to fund its credit needs. Deposits provided 67.5% of First Western's funding during 1998, based on average balances of deposits and total assets. First Western's total average deposits during 1998 were $1.341 billion, increasing 15.2% from $1.164 billion in 1997.

                                                                     DEPOSIT SUMMARY
                                                                       DECEMBER 31,
                          ------------------------------------------------------------------------------------------------------
                                        1998                 1997                 1996                 1995                 1994
                          ------------------   ------------------   ------------------   ------------------   ------------------
                                                                  (DOLLARS IN THOUSANDS)
Noninterest-bearing
  demand deposits.......  $  142,162     9.5%  $  100,653     8.5%  $   93,163     8.1%  $  102,864     8.7%  $   97,242     9.4%
Interest-bearing demand
  deposits..............      54,668     3.7       38,539     3.2       53,946     4.7      110,703     9.4      101,659     9.9
Money market deposits...     272,339    18.3      229,046    19.2      163,602    14.2       98,605     8.4      113,914    11.1
Savings deposits........     207,305    13.9      156,317    13.1      165,930    14.4      172,837    14.7      168,039    16.3
Time deposits less than
  $100,000..............     712,459    47.9      575,676    48.3      585,465    51.0      625,865    53.1      498,566    48.4
Time deposits of
  $100,000 or more......      99,823     6.7       92,108     7.7       86,797     7.6       66,809     5.7       49,989     4.9
                          ----------   -----   ----------   -----   ----------   -----   ----------   -----   ----------   -----
    Total deposits......  $1,488,756   100.0%  $1,192,339   100.0%  $1,148,903   100.0%  $1,177,683   100.0%  $1,029,409   100.0%
                          ==========   =====   ==========   =====   ==========   =====   ==========   =====   ==========   =====

BORROWED FUNDS

     First Western's Bank Subsidiary uses various funding sources other than deposits to provide the funds necessary for the loan and securities portfolios. First Western's total borrowed funds increased $102.6 million, or 28.5%, during 1998 from $359.5 million at December 31, 1997 to $462.1 million at December 31, 1998, primarily as a result of the leverage strategy that was implemented in July 1998.

     First Western's borrowings with original maturities of one year or less include overnight advances from the Federal Home Loan Bank, repurchase agreements, customer repurchase agreements, and federal funds purchased. First Western's borrowings with an original maturity of one year or less and rates paid are as follows (in thousands):

                                                1998               1997               1996
                                           ---------------    ---------------    ---------------
                                            AMOUNT    RATE     AMOUNT    RATE     AMOUNT    RATE
                                            ------    ----     ------    ----     ------    ----
At year-end..............................  $ 67,498   5.09%   $ 97,229   6.05%   $138,582   5.65%
Average during year......................   116,328   5.62%    101,678   5.70     163,117   5.59
Maximum month-end balance................   255,115   5.62%    150,488   5.48     219,189   5.44

     First Western Bank, N.A. is a member of the Federal Home Loan Bank of Pittsburgh and, as such, it has the ability to obtain advances from the FHLB. At December 31, 1998, First Western had advances from the FHLB (original maturity in excess of one year) of $178.4 million, with a weighted average rate of 4.97%, compared with advances of $156.0 million at December 31, 1997. The advances from the FHLB are secured by certain qualifying residential mortgage loans, stock in the FHLB, investment securities and securities available for sale.

     During 1998, First Western entered into a revolving credit note with an unrelated bank. The maximum available to First Western under this line is $25 million. First Western took an initial draw from this line of $23 million and used $3 million of the proceeds to pay-off an existing loan from another bank and used the remaining funds to provide a capital contribution to First Western Bank, N.A. As a result of acquisition of the PNC Bank branches, the parent company had to make a capital contribution to First Western Bank, N.A. totaling $37 million in order to restore First Western Bank, N.A.'s capital levels to "well capitalized" under the regulatory framework for prompt corrective action.

MARKET RISK

     As a financial institution, First Western is subject to market risk, primarily interest rate risk. First Western does not have significant exposure to foreign currency risk, commodity price risk or equity price risk. First Western has an asset/liability management committee which manages the risks associated with changing interest rates and the resulting impact on net interest income. The management of interest rate risk at First Western is performed (i) by analyzing the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at a specific point in time ("GAP"); and
(ii) by using a simulation model which analyzes the effects of interest rate changes on net interest income over specified periods of time by projecting the performance of the mix of assets and liabilities in varied interest rate environments.

     The tables below present First Western's GAP at December 31, 1998 and 1997. In preparing these tables, management has anticipated prepayments for mortgage-backed securities and mortgage loans according to standard industry prepayment assumptions in effect at year-end. Money market deposits and interest-bearing demand accounts have been included in the under-three-months category. Assets with daily floating rates are included in the under-three-months category. Assets and liabilities are included in the table based on their maturities or period of first repricing, subject to the foregoing assumptions.

INSTRUMENTS MATURING OR REPRICING

                                      UNDER       THREE      SIX TO      ONE TO       OVER
                                      THREE      TO SIX      TWELVE       FIVE        FIVE
                                     MONTHS      MONTHS      MONTHS       YEARS      YEARS       TOTAL
                                     ------      ------      ------       -----      -----       -----
DECEMBER 31, 1998:
  Rate-sensitive assets:
    Money market assets...........  $   2,960   $      --   $      --   $      --   $     --   $    2,960
    Securities....................     61,269     125,935      65,175     324,316    292,004      868,699
    Loans.........................    404,659      80,807     137,328     434,558     89,329    1,146,681
                                    ---------   ---------   ---------   ---------   --------   ----------
         Total....................  $ 468,888   $ 206,742   $ 202,503   $ 758,874   $381,333   $2,018,340
                                    =========   =========   =========   =========   ========   ==========
  Rate-sensitive liabilities:
    Deposits......................  $ 811,909   $ 161,041   $ 210,351   $ 145,490   $ 17,803   $1,346,594
    Borrowed funds................    112,498      21,200      22,500     108,400    221,100      485,698
                                    ---------   ---------   ---------   ---------   --------   ----------
         Total....................  $ 924,407   $ 182,241   $ 232,851   $ 253,890   $238,903   $1,832,292
                                    =========   =========   =========   =========   ========   ==========
  Period GAP......................  $(455,519)  $  24,501   $ (30,348)  $ 504,984   $142,430   $  186,048
                                    =========   =========   =========   =========   ========   ==========
  Ratio of period GAP to total
    rate-sensitive assets.........      (22.6)%       1.2%       (1.5)%      25.0%       7.1%         9.2%
                                    =========   =========   =========   =========   ========   ==========
  Cumulative GAP..................  $(455,519)  $(431,018)  $(461,366)  $  43,618   $186,048
                                    =========   =========   =========   =========   ========
  Ratio of cumulative GAP to total
    rate-sensitive assets.........      (22.6)%     (21.4)%     (22.9)%       2.1%       9.2%
                                    =========   =========   =========   =========   ========
DECEMBER 31, 1997:
  Rate-sensitive assets:
    Money market assets...........  $   6,836   $      --   $      --   $      --   $     --   $    6,836
    Securities....................     90,953      43,652      42,518     206,178    174,044      557,345
    Loans.........................    327,929      74,272     121,885     417,613    144,504    1,086,203
                                    ---------   ---------   ---------   ---------   --------   ----------
         Total....................  $ 425,718   $ 117,924   $ 164,403   $ 623,791   $318,548   $1,650,384
                                    =========   =========   =========   =========   ========   ==========
  Rate-sensitive liabilities:
    Deposits......................  $ 556,784   $ 126,769   $ 211,443   $ 192,172   $  4,518   $1,091,686
    Borrowed funds................    154,437       1,000      92,650     115,700         --      363,787
                                    ---------   ---------   ---------   ---------   --------   ----------
         Total....................  $ 711,221   $ 127,769   $ 304,093   $ 307,872   $  4,518   $1,455,473
                                    =========   =========   =========   =========   ========   ==========
  Period GAP......................  $(285,503)  $  (9,845)  $(139,690)  $ 315,919   $314,030   $  194,911
                                    =========   =========   =========   =========   ========   ==========
  Ratio of period GAP to total
    rate-sensitive assets.........      (17.3)%      (0.6)%      (8.5)%      19.2%      19.0%        11.8%
                                    =========   =========   =========   =========   ========   ==========
  Cumulative GAP..................  $(285,503)  $(295,348)  $(435,038)  $(119,119)  $194,911
                                    =========   =========   =========   =========   ========
  Ratio of cumulative GAP to total
    rate-sensitive assets.........      (17.3)%     (17.9)%     (26.4)%      (7.2)%     11.8%
                                    =========   =========   =========   =========   ========

     In analyzing its GAP position, although all time periods are considered, First Western emphasizes the next 12-month period. An institution is considered to be liability-sensitive, or as having a negative GAP, when the amount of its interest-bearing liabilities maturing or repricing within a given time period exceeds the amount of its earning assets also repricing within that time period. Conversely, an institution is considered to be asset-sensitive, or as having a positive GAP, when the amount of its interest-bearing liabilities maturing or repricing is less than the amount of its interest-earning assets also maturing or repricing during the same period. Generally, in a falling interest rate environment, a negative GAP should result in an increase in net interest income, and in a rising interest rate environment, this negative GAP should adversely affect net interest income. The converse would be true for a positive GAP.

     However, shortcomings are inherent in a simplified GAP analysis that may result in changes in interest rates affecting net interest income more or less than the GAP analysis would indicate. For example, although certain assets and liabilities may have the similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Furthermore, repricing characteristics of certain assets and liabilities may vary substantially within a given time period. In the event of a change in interest rates, prepayment and early withdrawal levels could also deviate significantly from those assumed in calculating GAP. Also, GAP does not permit analysis of how changes in the mix of various assets and liabilities on growth rate assumptions impact net interest income.

     Due in part to the shortcomings of GAP analysis, the asset/liability committee of First Western believes that simulation modeling more accurately estimates the effects of and exposure to interest rate changes.

     The simulation modeling performed by First Western measures the change in net interest income over the next 12- and 24-month periods resulting from hypothetical market interest rate changes. The simulation model includes all financial instruments including derivative financial instruments. First Western's simulation model includes assumptions on balance sheet changes and growth. Prepayments on loans and mortgage-backed securities have been estimated in the model based on industry prepayment trends.

     As of December 31, 1998, First Western's simulation modeling indicates that with a 200 basis point increase in interest rates, First Western's net interest income would be 0.4% and 0.6% less than if rates had not changed for the next 12- and 24-month periods, respectively; and with a 200 basis point decrease in interest rates, net interest income would be 2.1% and 6.4% less. As of December 31, 1997, First Western's simulation modeling indicated that with a 200 basis point increase in interest rates, First Western's net interest income would have been 0.1% and 1.6% less than if rates had not changed for the next 12- and 24-month periods, respectively; and with a 200 basis point decrease in interest rates, net interest income would have been 2.6% and 4.8% less. The December 31, 1998 and 1997 simulation models were prepared with the assumption that the change in interest rates would occur over the first 12 months and remain flat thereafter.

LIQUIDITY AND CASH FLOWS

     Liquidity is the ability to provide the cash necessary to meet customer credit needs and satisfy depositor withdrawal requirements. One source of liquidity is cash and short-term assets, such as interest-bearing deposits in other banks and the Federal Home Loan Bank and federal funds sold, which totaled $49.0 million at December 31, 1998, compared with $47.8 million at December 31, 1997. Another source of liquidity is borrowing capability. First Western's banking subsidiary has a variety of sources of short-term liquidity available to it, including federal funds purchased from correspondent banks, sales of securities available for sale, sales of securities under agreements to repurchase, the Federal Reserve discount window, interbank deposits, FHLB advances and loan participations or sales. At December 31, 1998, First Western had $34.5 million of unused overnight credit lines available. First Western's portfolio of securities available for sale is another source of liquidity. This portfolio of securities of $475.6 million at December 31, 1998, excluding pledged securities of $393.1 million, is recorded at current market value with a corresponding adjustment to equity, net of income tax effects. Therefore, these securities may be sold to meet liquidity needs if necessary without impacting First Western's equity. First Western also generates liquidity from the regular principal payments and prepayments made on its portfolio of loans and mortgage-backed securities.

     First Western's operating activities generated cash flows of $185.9 million in 1998, compared with $157.4 million in 1997 and $56.0 million in 1996. The primary source of operating cash flows for 1998, 1997 and 1996 was the sale of mortgage loans and net income combined with noncash expenses, such as the amortization of intangible assets, provision for loan losses and depreciation.

     Investing activities used cash flows of $254.2 million in 1998, compared with $152.6 million in 1997 and $171.4 million in 1996. During 1998, the growth of the loan portfolio used net cash flows of $153.5 million, compared with $126.0 million in 1997 and $157.8 million in 1996. Net securities activities used $313.7 million of cash flows during 1998, primarily as a result of the investment of the $251.2 million received from the purchase of the PNC Bank branches. During the first quarter of 1998, First Western sold its Lake County, Ohio branches which used cash flows of $40.9 million.

     Financing activities provided cash flows of $73.4 million in 1998 compared with $192,000 in 1997 and $112.0 million in 1996. An increase in borrowings provided cash flows of $121.9 million in 1998, compared with using cash flows of $31.5 million in 1997. First Western increased its borrowings during 1998 in order to fund the leverage strategy implemented in July 1998 and also in order to provide a capital contribution to its bank subsidiary. First Western reduced borrowings during 1997 with the funds provided by loan sales.

SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

     Shareholders' equity at December 31, 1998 was $149.0 million, increasing $10.2 million or 7.3% from $138.8 million at December 31, 1997 primarily due to the retention of earnings. As a result of the pending acquisition by Sky Financial, First Western's Board of Directors changed the schedule for First Western's quarterly dividends. Prior to the agreement with Sky Financial, First Western paid dividends in February, May, August and November. As called for in the merger agreement, First Western changed its quarterly dividend schedule to match Sky Financial's schedule. Therefore, beginning in January 1999, First Western will pay its dividends in January, April, July and October. In order to accommodate this change in the dividend schedule, First Western's Board of Directors declared a dividend of $0.10 in December 1998 with this dividend payable in January 1999. The dividend was set at $0.10 instead of First Western's regular dividend of $0.15 since it was paid one month in advance of when it otherwise would have been paid.

     First Western's ratio of shareholders' equity to total assets was 6.69% at December 31, 1998, compared with 7.96% and 7.53% at December 31, 1997 and 1996, respectively. The book value per share was $13.37 at December 31, 1998, compared with $12.47 and $11.16 at December 31, 1997 and 1996, respectively.

     On February 11, 1997, First Western completed the private placement of $25 million of 9.875% capital securities due February 1, 2027. Securities of this type received approval in October 1997 from the Federal Reserve Bank to qualify as Tier I capital, and the interest payable thereon is currently considered to be tax-deductible.

     First Western, as a bank holding company, is required to meet certain risk-based capital and leverage requirements. The risk-based capital requirements redefine the components of capital, categorize assets into different risk classes, and include certain off-balance sheet items in the calculation of the adequacy of capital. A financial institution's capital is divided into two classes, Tier I and Tier II.

     First Western's Tier I and Tier II capital consisted of the following at December 31, 1998 and 1997 (in thousands):

                                                         1998          1997
                                                         ----          ----
TIER I:
  Common shareholders' equity.....................    $  149,021    $  138,842
  Non-exempt intangible assets....................       (60,389)       (9,262)
  Trust preferred capital securities..............        23,877        23,837
  Unrealized appreciation in securities available
     for sale.....................................        (5,435)       (5,443)
                                                      ----------    ----------
     Total Tier I.................................       107,074       147,974
                                                      ----------    ----------
TIER II:..........................................        17,349        13,658
                                                      ----------    ----------
     Total capital................................    $  124,423    $  161,632
                                                      ==========    ==========
Risk-weighted assets..............................    $1,271,390    $1,088,249
                                                      ==========    ==========
Tier I capital ratio..............................          8.42%        13.60%
                                                      ==========    ==========
Required Tier I capital ratio.....................          4.00%         4.00%
                                                      ==========    ==========
Total capital ratio...............................          9.79%        14.85%
                                                      ==========    ==========
Required total capital ratio......................          8.00%         8.00%
                                                      ==========    ==========

     First Western's regulatory capital ratios decreased from December 31, 1997 to December 31, 1998 primarily as a result of the intangible assets that resulted from the premium paid for the PNC Bank branches along with the increase in First Western's total assets.

     First Western is also subject to a minimum Tier I leverage ratio based on Tier I capital to total average assets. The required ratio for each financial institution is determined based on the financial institution's relative soundness. A minimum ratio of Tier I capital to total assets of 3% has been established for top-rated financial institutions, with less highly rated institutions or those with higher levels of risk required to maintain ratios of 100 to 200 basis points above the minimum level. First Western's Tier I leverage ratio was 5.00% at December 31, 1998, compared with 8.73% at December 31, 1997.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The required information is presented as part of "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data of First Western are included herein beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

NAME, PRINCIPAL OCCUPATION, BUSINESS EXPERIENCE DURING PAST FIVE YEARS AND DIRECTORSHIPS(1)    AGE(1)
-------------------------------------------------------------------------------------------    ------
Wendell H. Boyd                                                                                59
  Partner, D.M. Boyd Co. (manufacturer of modified soils for golf course industry); Member,
  Audit and Loan Review Committees of First Western; Director of First Western since 1995
James M. Campbell                                                                              55
  President, Shenango Steel Buildings, Inc. (steel fabrication company); Member,
  Compensation and Asset/Liability Committees of First Western; Director of First Western
  since 1990(2)
Robert C. Duvall                                                                               56
  Vice President of Finance, Wampum Hardware Co. (explosives distributor for the blasting industry); Director, Nobel Insurance Limited; Officer and Director of IRECO Midwest, Inc.
  (affiliated with Wampum Hardware Co.); Chairman, Compensation Committee and Member,
  Nominating/Corporate Governance and Asset/Liability Committees of First Western; Director
  of First Western since 1995
Louis J. Kasing, Jr.                                                                           70
  President, Kasing Auto Sales, Inc.; Member, Asset/Liability, Loan Review and Dealer
  Center Committees of First Western; Director of First Western since 1990
John W. Lehman, M.D.                                                                           66
  Physician, Beaver Valley Orthopedics Association; Member, Audit, Nominating/Corporate
  Governance and Asset/Liability Committees of First Western; Director of First Western
  since 1986(2)
Thomas S. Mansell                                                                              59
  Senior Vice President, Secretary and Legal Counsel of First Western; Director of First
  Western since 1990(4)
Floyd H. McElwain                                                                              52
  President, McElwain Oldsmobile-Cadillac, Inc.; Chairman, Audit Committee and Member,
  Dealer Center Committee of First Western; Director of First Western since 1990
Richard C. McGill                                                                              62
  Retired; Former Managing Partner, McGill, Power, Bell and Co., Certified Public
  Accountants; Chairman, Loan Review Committee and Member, Audit Committee of First
  Western; Director of First Western since 1990(2)
Thomas J. O'Shane                                                                              51
  Chairman, First Western since April, 1996 and Chief Executive Officer; Director, Nobel
  Insurance Limited; Director, Federal Reserve Bank of Cleveland-Pittsburgh Branch;
  Chairman, First Western Bank, N.A.; Chairman, Asset/Liability Committee and Member,
  Nominating/Corporate Governance and Loan Review Committees of First Western; Director of
  First Western since 1988
Harold F. Reed, Jr.                                                                            71
  Partner, Reed, Luce, Tosh, Wolford and Douglass (law firm); Director, Tuscarora
  Incorporated (manufacturer of custom molded products); Member, Compensation Committee of
  First Western; Director of First Western since 1986(2)
John W. Sant                                                                                   78
  Retired; Chairman, First Western through April 1995; President and Chief Executive
  Officer, First Western through 1990; Chairman, Nominating/Corporate Governance Committee
  and Member, Compensation and Asset/Liability Committees of First Western; Director of
  First Western since 1966(2),(3)

NAME, PRINCIPAL OCCUPATION, BUSINESS EXPERIENCE DURING PAST FIVE YEARS AND DIRECTORSHIPS(1)    AGE(1)
-------------------------------------------------------------------------------------------    ------
Fiona M. Scott Morton                                                                          31
  Assistant Professor of Economics and Strategy at the University of Chicago's Graduate
  School of Business; Director of First Western since 1998(4)

---------------
(1) As of January 31, 1999.

(2) Years served as a director of First Western include years served as a director of First Western Bank, N.A. or its predecessors.

(3) John W. Sant is the uncle of Stephen R. Sant, President and Chief Executive Officer of First Western Bank, N.A. and Executive Vice-President of First Western.

(4) Thomas S. Mansell is the uncle of Fiona M. Scott Morton.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under the federal securities laws, First Western's directors, its executive officers, and any persons holding more than ten percent of the Common Stock are required to report their initial ownership of the Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission and NASDAQ. Specific due dates for these reports have been established and First Western is required to disclose in this report any failure to file by those dates during or for 1998. All of these filing requirements were satisfied during 1998. In making the foregoing disclosure, First Western has relied solely on representations of its directors and executive officers and copies of the reports that they have filed with the Commission.

EXECUTIVE OFFICERS

     The following table sets forth the names, ages (as of January 31, 1999), present positions and business experience of all executive officers of First Western.

                  NAME                       AGE                  POSITION HELD
                  ----                       ---                  -------------
FIRST WESTERN
Thomas J. O'Shane                            51     Chairman of the Board and Chief Executive
                                                    Officer, First Western; Chairman of the
                                                    Board, First Western Bank, N.A.
Richard L. Stover                            56     President and Chief Operating Officer
Kenneth J. Romig                             35     Chief Financial Officer and Treasurer
Thomas S. Mansell                            59     Senior Vice President, Legal Counsel and
                                                    Secretary
Donald D. Wehn                               44     Senior Vice President-Mortgage and
                                                    Consumer Lending
John A. Zercher                              46     Senior Vice President-Management
                                                    Information Systems
FIRST WESTERN BANK, N.A
Stephen R. Sant(1)                           52     President and Chief Executive Officer,
                                                    First Western Bank, N.A. and Executive
                                                    Vice President First Western

---------------
(1) Stephen R. Sant, President and Chief Executive Officer of First Western Bank, N.A., is the nephew of John W. Sant, Director and former Chairman of First Western.

FIRST WESTERN

  Thomas J. O'Shane

     Chairman of the Board, First Western and First Western Bank, N.A. since April 1996; Vice Chairman, Trust Services from April 1996 until September 1998; Chief Executive Officer, First Western since January 1991; President, First Western from February 1990 until August 1998; Director, First Western Bank,

N.A.; Chairman, Asset/Liability Committee of First Western and Member of the Nominating/Corporate Governance and Loan Review Committees of First Western; Director of First Western since 1988.

  Richard L. Stover

     President and Chief Operating Officer, First Western since August 1998; Executive Vice President, Chief Lending Officer, First Western from November 1996 until August 1998; Principal, Stover & Associates from March 1994 until November 1996; Managing Director--Portfolio & Credit, Corporate Finance Group, General Electric Capital Corporation from March 1993 until March 1994; Executive Vice President and Chief Credit Officer, Equimark Corporation from January 1991 until March 1993.

  Kenneth J. Romig

     Chief Financial Officer and Treasurer, First Western since October 1998; Vice President, First Western since January 1992; Controller, First Western since June 1989; Treasurer, Trust Services from January 1991 until September 1998.

  Thomas S. Mansell

     Senior Vice President and Legal Counsel, First Western since January 1991; Secretary, First Western since October 1998; Senior Vice President-Officer in Charge of Trusts and Legal Counsel to First National, prior to 1991; Director, First Western since 1990.

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

FIRST WESTERN BANK, N.A.

  Stephen R. Sant

     President and Chief Executive Officer, First Western Bank, N.A. since September 1993; Executive Vice President, First Western since April 1996; Chief Operating Officer, First Western from April 1996 until August 1998; Senior Vice President-Retail Banking, First Western from January 1993 until April 1996; President and Chief Executive Officer, Beaver Trust from April 1992 until September 1993; President and Chief Executive Officer, First Federal of Western Pennsylvania ("First Federal"), a predecessor of First Western Bank, N.A., from December 1990 until April 1992.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

     The following table sets forth the compensation for services rendered during the years ended December 31, 1998, 1997 and 1996 paid by First Western or its subsidiaries to the Chief Executive Officer and the four other most highly compensated executive officers of First Western whose annual salary and bonus exceeded $100,000 for the year ended December 31, 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                                   LONG-TERM
                                                     ANNUAL COMPENSATION              OTHER       COMPENSATION
                                              ----------------------------------      ANNUAL       SECURITIES     ALL OTHER
               NAME, AGE AND                   YEAR ENDED     SALARY     BONUS     COMPENSATION    UNDERLYING    COMPENSATION
           PRINCIPAL POSITION(1)              DECEMBER 31      (2)        (3)          (4)          OPTIONS          (5)
           ---------------------              -----------      ---        ---          ---          -------          ---
Thomas J. O'Shane (51)
  Chairman and                                    1998       $329,990   $140,250      $   --         12,000        $37,766
  Chief Executive Officer,                        1997        298,000    160,920          --         10,500         88,457
  First Western                                   1996        281,000     94,837          --             --         47,597
Richard L. Stover (56)
  President and                                   1998        175,600     68,000          --         17,000         16,049
  Chief Operating Officer                         1997        143,300     51,531          --          3,750             --
  First Western                                   1996         22,897(6)   5,093       5,596         22,500             --
Stephen R. Sant (52)
  President and Chief                             1998        155,000     49,151          --          5,000         13,942
  Executive Officer, FW Bank                      1997        137,000     49,697          --          3,750         17,022
  and Executive Vice President-First Western      1996        135,800     33,555          --             --         11,497
John A. Zercher (46)
  Senior Vice President-                          1998        124,000     33,294          --          2,250         12,476
  Management Information Systems,                 1997        114,050     40,716          --          1,800         14,511
  First Western                                   1996        105,600     25,344          --             --          9,838
Donald D. Wehn (44)
  Senior Vice President-Mortgage and              1998        120,000     30,600          --          2,250          8,881
  Consumer Lending                                1997        111,400     38,299          --          1,800         14,158
  First Western                                   1996        103,200     29,533          --             --          9,821

---------------
(1) As of January 31, 1999.

(2) Includes salary only. Officers who are also Directors received no compensation for acting as Directors or for attendance at Committee meetings in 1998.

(3) Includes payments under the Incentive Compensation Plan, which are made in cash as soon as practicable after the close of the fiscal year. Amounts shown for 1998 include the amount of bonus accrued for 1998 as determined in January 1999, and excludes the bonus paid in January 1998 for 1997.

(4) Noncash compensation, in the case of each individual for each of the three years in the table, did not exceed the lesser of $50,000 or 10% of total compensation, except for Mr. Stover, who in 1996 received a taxable personal benefit of $786 for a company vehicle, and a country club membership for $4,810.

(5) Includes 401(k) Profit-Sharing and Stock Bonus Plan contributions by First Western, which includes a total of 438 shares (excluding forfeitures) of Common Stock with a market value of $13,896 as of December 31, 1998. Messrs. O'Shane and Sant each received 89 shares, Mr. Zercher received 87 shares and Mr. Wehn received 84 shares. Also includes contributions by First Western to the Supplemental Executive Retirement Plan determined and made in 1998 on behalf of Messrs. O'Shane, Stover and Sant totaling $29,851 for 1998.

(6) Mr. Stover became an executive officer on November 4, 1996.

PENSION PLAN

     The following table shows annual pension benefits payable under the First Western Bancorp, Inc. Pension Plan (the "Pension Plan") upon retirement at age 65, in various remuneration and years-of-service classifications, assuming the election of a retirement allowance payable as a straight life annuity with retirement on January 1, 1999. Remuneration for these purposes is the same as the total of salary and bonus as disclosed in the Summary Compensation Table. Annual benefits payable are not subject to any deduction for Social Security or other offset amounts.

                              PENSION PLAN TABLE
------------------------------------------------------------------------------
     YEARS OF SERVICE
    REMUNERATION(1)(2)        15        20         25         30         35
--------------------------  ------    -------    -------    -------    -------
$150,000..................  22,500     30,000     37,500     45,000     52,500
 175,000..................  26,250     35,000     43,750     52,500     61,250
 200,000..................  30,000     40,000     50,000     60,000     70,000
 225,000..................  33,750     45,000     56,250     67,500     78,750
 250,000..................  37,500     50,000     62,500     75,000     87,500
 300,000..................  45,000     60,000     75,000     90,000    105,000
 350,000..................  52,500     70,000     87,500    105,000    122,500
 400,000..................  60,000     80,000    100,000    120,000    140,000
 450,000..................  67,500     90,000    112,500    135,000    157,500
 500,000..................  75,000    100,000    125,000    150,000    175,000
 550,000..................  82,500    110,000    137,500    165,000    192,500

---------------
(1) Section 401(a)(17) of the Internal Revenue Code contains an annual limit on the amount of compensation covered for purposes of accruing benefits under the Pension Plan. For 1998, this limit was $160,000. Since such limit is subject to future adjustments, the benefit amounts shown in the table have been calculated without regard to this limit.

(2) Thomas J. O'Shane, Richard L. Stover, Stephen R. Sant, John A. Zercher and Donald D. Wehn have 26, 2, 8, 26 and 19 whole years of service under the plan, respectively, as of January 31, 1999. All such persons are fully vested in their accrued benefits as of January 31, 1999, with the exception of Mr. Stover.

     Mr. Stover, as part of his employment agreement, will be eligible to receive a retirement benefit based upon a two times years of service multiple for each actual year worked and credited under terms of the Pension Plan, provided his employment equals or exceeds five consecutive years worked. The additional multiple can not be funded through the Pension Plan, and is instead recorded as an unfunded, nonqualified accrued liability by First Western.

OPTION GRANTS

     The following table sets forth as to persons named in the Summary Compensation Table additional information with respect to stock options granted during 1998, including the potential realizable value from the stock options assuming the options are exercised at the end of the option term and assuming 5% and 10% annual rates of stock price appreciation during the option term:

                             OPTION GRANTS IN 1998

                                                                                               POTENTIAL
                                                 INDIVIDUAL GRANTS                         REALIZABLE VALUE
                             ---------------------------------------------------------     OF ASSUMED ANNUAL
                                                  % OF TOTAL                             RATES OF STOCK PRICE
                                 NUMBER OF         OPTIONS                                 APPRECIATION FOR
                                 SECURITIES       GRANTED TO    EXERCISE                      OPTION TERM
                             UNDERLYING OPTIONS   EMPLOYEES    PRICE PER    EXPIRATION   ---------------------
           NAME                  GRANTED(1)        IN 1998       SHARE         DATE        5%(2)      10%(2)
           ----                  ----------        -------       /SHAR         ----        -----      ------
Thomas J. O'Shane..........        12,000           17.9%        $30.19      4/21/08     $227,817    $577,333
Richard L. Stover..........         5,000             7.4         30.19      4/21/08       94,924     240,555
Richard L. Stover..........        12,000            17.9         23.56      9/14/08      177,820     450,631
Stephen R. Sant............         5,000             7.4         30.19      4/21/08       94,924     240,555
John A. Zercher............         2,250             3.4         30.19      4/21/08       42,716     108,250
Donald D. Wehn.............         2,250             3.4         30.19      4/21/08       42,716     108,250

---------------
(1) The stock options for Mr. O'Shane were granted on April 21, 1998 and are exercisable between December 2000 and January 1, 2003. The stock options for Mr. Sant were granted on April 21, 1998 and are exercisable between December 2000 and January 1, 2002. The stock options for Mr. Stover were granted on April 21, 1998 and September 14, 1998 and are exercisable between January 1, 2002 and January 1, 2003. For the other named officers, options will vest on April 21, 2001. These options are intended to be incentive stock options. The exercise price per share is $30.19 and $23.56 for the options granted in April 1998 and September 1998, respectively, which was equal to the fair market value of the Common Stock at the date of grant. Fair market value was the average of the high and low sales prices of the Common Stock on the date of grant on the Nasdaq Stock Market. The exercise price may be paid in cash, in shares of Common Stock, or a combination of cash and such shares. The options have a term of ten years.

(2) The 5% and 10% assumed annual rates of stock price appreciation do not reflect actual changes in the fair market value of the Common Stock since the date of grant. The information in the table is provided in accordance with the rules of the Securities and Exchange Commission regarding the disclosure of compensation of executive officers, and is not intended to forecast possible future stock price appreciation, if any.

AGGREGATED OPTION EXERCISES IN 1998 AND YEAR-END OPTION VALUES

     The following table sets forth the aggregated option exercises during the year ended December 31, 1998, and the year-end value of options held by each of the named executive officers of First Western in the Summary Compensation Table.

                                                                NUMBER OF SECURITIES     VALUE OF UNEXERCISED
                                                               UNDERLYING UNEXERCISED    IN-THE-MONEY OPTIONS
                                                                 OPTIONS AT YEAR-END          AT YEAR-END
                               SHARES ACQUIRED      VALUE           EXERCISABLE/             EXERCISABLE/
            NAME                 ON EXERCISE     REALIZED(1)      UNEXERCISABLE (#)      UNEXERCISABLE ($)(2)
            ----                 -----------     -----------      -----------------      --------------------
Thomas J. O'Shane............        --              $--           128,760/17,052         $2,820,671/$71,375
Richard L. Stover............        --               --            16,332/26,918            228,648/231,477
Stephen R. Sant..............        --               --             59,709/8,750           1,428,265/46,875
John A. Zercher..............        --               --             14,625/4,050            269,344,/22,266
Donald D. Wehn...............        --               --              3,000/4,050              55,250/22,266

---------------
(1) Value realized for options exercised but not sold was determined based on the average of the high and low price of the Common Stock on the day prior to exercise minus the exercise price, multiplied by the number of shares acquired. If shares were sold simultaneously upon exercise, value realized was determined based upon the sales price.

(2) The value of unexercised in-the-money options is calculated by determining the difference between the fair market value of the securities underlying the options at year-end ($31.75 per share based on the closing price of the Common Stock at year-end) and the exercise price of the options ($4.50 per share for

    1991-granted options, $13.33 per share for 1995-granted options, $17.75 per share for 1996-granted options, $21.33 per share for 1997-granted options, $30.19 for the April 1998-granted options and $23.56 for the September 1998-granted options), multiplied by the number of underlying securities.

CHANGE IN CONTROL AGREEMENTS

     Certain executive officers of the Company, including four named in the Summary Compensation Table (Messrs. O'Shane, Stover, Sant and Zercher), have entered into change in control agreements with the Company (the "Agreements"). The Agreements operate only upon the occurrence of a "change in control" as described below. Absent a "change in control," the Agreements do not require the Company to retain the executives in its employ or to pay them any specified level of compensation or benefits. Each Agreement provides that if a change in control of the Company or any of its bank subsidiaries (collectively, the "Subsidiary") occurs, the Company and the Subsidiary will be obligated to continue to employ the executive during the time period starting upon the occurrence of a change in control and ending three years thereafter (or, if earlier, at the executive's early retirement date or attainment of age 65) (the "Term of Employment"). The Agreement specifies the compensation and benefits required to be provided to the executive during the Term of Employment. If, during the Term of Employment, the executive is discharged by the Company or the Subsidiary without cause or resigns for good reason, then the executive shall receive within 30 days of the date of termination a lump sum payment equal to the present value of monthly payments, calculated using an appropriate discount rate, from the date of termination until the earlier of (a) the date that is 36 months after the change in control and (b) the executive's attainment of age 65 (the "Calculation Period"), of (i) salary at a rate equal to the highest salary in effect during the 12 months immediately preceding the change in control or the date of termination and (ii) bonus at a rate equal to the greater of the annual bonuses received during the three calendar years immediately preceding the change in control or the date of termination. If the executive is terminated during the Term of Employment for any reason other than cause, then until the executive reaches or would have reached normal retirement age, (a) the executive and/or his spouse will continue to receive insurance and health care benefits equivalent to those in effect immediately prior to the date of termination or the date of the change in control (whichever is more favorable), subject to reduction to avoid duplication with benefits of a subsequent employer, (b) at and after normal retirement age, health and life insurance benefits equivalent to those afforded retired executives under programs in effect immediately prior to the date of termination or the date of the change in control (whichever is more favorable) and (c) the executive will also receive supplemental retirement benefits equal to the extra pension benefits he would have earned had employment been continued for the entire Calculation Period.

     Generally, and subject to certain exceptions, a "change in control" shall be deemed to have occurred if (a) final regulatory approval is obtained for any party to acquire securities of the Company and/or the Subsidiary representing 20% or more of the combined voting power of the Company's or the Subsidiary's then outstanding securities; (b) there is a significant change in the Company's or the Subsidiary's board of directors not approved by the incumbent board; or
(c) final regulatory approval is obtained for a plan of complete liquidation or dissolution or sale of all or substantially all of the Company's or the Subsidiary's assets or certain significant reorganizations, mergers and similar transactions involving the Company or the Subsidiary.

     The merger with Sky Financial, if approved, will constitute a change in control under these contracts.

EMPLOYMENT AGREEMENT

     First Western entered into an at-will employment agreement with Richard L. Stover on October 25, 1996. The agreement provides that Mr. Stover will receive a base annual salary of $135,800 and normal employee benefits, that he will participate in First Western's Incentive Compensation Plan, Stock Option Plan and Supplemental Executive Retirement Plan and will receive a company automobile and reimbursement for certain clubs' dues. The agreement provides for certain benefits under the Pension Plan as described above.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     Mr. Thomas J. O'Shane, Chairman, President and Chief Executive Officer of First Western, is a director and a member of the Compensation Committee of Nobel Insurance Limited. Mr. Robert C. Duvall, a director of Nobel Insurance Limited, is also a director of First Western, and is Chairman of First Western's Compensation Committee.

     Mr. John W. Sant, formerly Chairman, President and Chief Executive Officer of First Western, is a member of the Compensation Committee.

DIRECTORS' COMPENSATION

     Directors of First Western who are not employees of First Western or its subsidiaries receive $1,000 for each meeting of the Board of Directors attended and $500 for each committee meeting attended, with the chairperson of each committee receiving $1000 for each committee meeting attended. An annual retainer of $6,000 is currently paid to all Board members. Occasionally, individual directors are asked to meet with the Chairman of First Western on matters of interest or importance or requiring the consultative services of such director. In such situations, the per meeting rates applicable to a committee member or committee chairperson, as the case may be, are paid to the individual.

     Directors of First Western Bank, N.A. who are not employees of First Western or its subsidiaries receive $500 for each Board meeting attended and $350 for each committee meeting attended, with the chairperson of each committee receiving $700 for each committee meeting attended. An annual retainer of $3,000 per member is also paid. The law firm of Reed, Luce, Tosh, Wolford and Douglass, of which Harold F. Reed, Jr., a director, is a partner, served as an outside legal counsel for First Western Bank, N.A., for which such firm received a retainer of $20,000 plus fees for special legal work on an as-billed basis in 1998.

     All Directors of First Western and/or its subsidiaries may defer the receipt of their fees, according to the terms of the First Western Bancorp, Inc. Deferred Compensation Plan for Directors, until the earlier of their retirement from First Western and/or a subsidiary board or their death. The director may choose to have deferred fees accrued with interest credited at market rates, or to have such fees, plus prior plan balances, funded through a grantor trust agreement, with Trust Services serving as trustee, and invested in First Western Common Stock.

     All directors of First Western and First Western Bank, N.A. as of February 17, 1998 ("Existing Directors") have the option of participating in the Equity Compensation Plan for Non-Employee Directors of First Western Bancorp, Inc. and First Western Bank, N.A. ("Equity Plan"). Any directors elected or appointed on or after February 17, 1998 are required to participate in the Equity Plan. Under the Equity Plan, directors do not receive a cash retainer fee, but instead receive an annual retainer in the form of stock options. The directors participating in the Equity Plan receive their meeting fees in the form of restricted shares of common stock. In addition, all directors that participate in both the retainer payment in stock options and the meeting fees paid in restricted stock features of the Equity Plan receive an additional, one-time, stock option grant for 1,000 shares. The election to participate in the Equity Plan is irrevocable. The number of options granted to directors in 1998 were determined by taking the directors' annual retainers and dividing this amount by the fair market value of an option. The Equity Plan calls for the restricted stock to be issued at discount to the fair market value of the common stock at quarter end with this discount to be determined by the board and the discount cannot exceed 50%. During 1998, the restricted stock was issued at a 25% discount to fair market value.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of January 31, 1999, the beneficial ownership of Common Stock of (i) those shareholders known to First Western to be beneficial owners of more than 5% of outstanding Common Stock; (ii) each director or nominee for election as a director of First Western individually;
(iii) all named executive officers of First Western; and (iv) all officers and directors of First Western as a group.

                                                     AMOUNT AND
                                                      NATURE OF      PERCENT
                     NAME AND ADDRESS                BENEFICIAL        OF
 CLASS              OF BENEFICIAL OWNER            OWNERSHIP(1)(2)    CLASS
 -----              -------------------            ---------------    -----
Common    Wendell H. Boyd                               12,956           *
Common    James M. Campbell                             50,334(4)(9)     *
Common    Robert C. Duvall                              46,308(6)        *
Common    Louis J. Kasing, Jr.                           9,091           *
Common    John W. Lehman, M.D.                          29,791(3)        *
Common    Thomas S. Mansell                             87,237(7)(8)     *
Common    Floyd H. McElwain                             14,921(3)        *
Common    Richard C. McGill                             55,500           *
Common    Thomas J. O'Shane                            185,001(10)    1.62
Common    Harold F. Reed, Jr.                           45,466(3)        *
Common    John W. Sant                                  90,023           *
Common    Stephen R. Sant                               85,492(11)       *
Common    Fiona M. Scott Morton                          6,576(5)        *
Common    Richard L. Stover                             20,312(12)       *
Common    Donald D. Wehn                                13,072(13)       *
Common    John A. Zercher                               60,618(14)       *
All officers and directors as a group (17
persons)                                               813,263        7.13

---------------
   * Less than one percent.

 (1) As of January 31, 1999.

 (2) Includes shares of Common Stock owned by immediate families (spouses, minor children and relatives sharing the same home) of the respective persons and, if applicable, shares of Common Stock held in the First Western Bancorp, Inc. 401(k) Profit-Sharing and Stock Bonus Plan, an individual grantor trust related to the First Western Bancorp, Inc. Supplemental Executive Retirement Plan, or the First Western Bancorp, Inc. Deferred Compensation Plan for Directors.

 (3) Includes options to purchase 1,882 shares of Common Stock which are exercisable within 60 days of January 31, 1999.

 (4) Includes options to purchase 882 shares of Common Stock which are exercisable within 60 days of January 31, 1999.

 (5) Includes options to purchase 1,598 shares of Common Stock which are exercisable within 60 days of January 31, 1999.

 (6) Includes 31,930 shares of Common Stock held beneficially in the name of Wampum Hardware Co., with authority to vote such shares. Includes options to purchase 1,882 shares of Common Stock which are exercisable within 60 days of January 31, 1999.

 (7) Thomas S. Mansell disclaims beneficial ownership of 3,515 shares of Common Stock owned by his spouse and his children which are included in the total shares indicated.

 (8) Includes options to purchase 16,605 shares of Common Stock which are exercisable within 60 days of January 31, 1999.

 (9) Includes 1,015 shares of Common Stock held beneficially in the name of Shenango Steel Buildings, Inc., with authority to vote such shares.

(10) Includes options to purchase 128,760 shares of Common Stock which are exercisable within 60 days of January 31, 1999.

(11) Includes options to purchase 59,709 shares of Common Stock which are exercisable within 60 days of January 31, 1999.

(12) Includes options to purchase 16,332 shares of Common Stock which are exercisable within 60 days of January 31, 1999.

(13) Includes options to purchase 3,000 shares of Common Stock which are exercisable within 60 days of January 31, 1999.

(14) Includes options to purchase 14,625 shares of Common Stock which are exercisable within 60 days of January 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain directors and officers of First Western and its subsidiaries and their associates were customers of First Western Bank, N.A. during 1998. Transactions which involved loans or commitments by First Western Bank, N.A. were made in the ordinary course of business and with substantially similar terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than normal risk of collectibility or present other unfavorable features.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements:

     The Consolidated Financial Statements of First Western Bancorp, Inc. and its Subsidiaries together with the Independent Auditors' Report dated January 25, 1999 appear on pages F-1 through F-35.

         (2) Financial Statement Schedules:

     All schedules are omitted because they are not applicable or the required information is given in the Consolidated Financial Statements or notes thereto.

         (3) Exhibits:

     The exhibit index appears on page 47 of this Form 10-K.

     (b) Reports on Form 8-K:

     Two reports on Form 8-K were filed: one under Item 5 dated October 20, 1998 and a second under Item 5 dated December 14, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST WESTERN BANCORP, INC.


                                      By        /s/ THOMAS J. O'SHANE
                                        ----------------------------------------
                                                   Thomas J. O'Shane
                                                 Chairman of the Board,
                                         President and Chief Executive Officer
                                                  Date: March 10, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               NAME                                    TITLE                            DATE
               ----                                    -----                            ----

  /s/ THOMAS J. O'SHANE                  Chairman of the Board,                    March 10, 1999
-------------------------------          and Chief Executive Officer;
Thomas J. O'Shane                        Director; Principal Executive
                                         Officer

  /s/ KENNETH J. ROMIG                   Chief Financial Officer                   March 10, 1999
-------------------------------          and Treasurer;
Kenneth J. Romig                         Principal Financial Officer
                                         Principal Accounting Officer

  /s/ WENDELL H. BOYD                    Director                                  March 10, 1999
-------------------------------
Wendell H. Boyd

  /s/ JAMES M. CAMPBELL                  Director                                  March 10, 1999
-------------------------------
James M. Campbell

  /s/ ROBERT C. DUVALL                   Director                                  March 10, 1999
-------------------------------
Robert C. Duvall

  /s/ LOUIS J. KASING, JR.               Director                                  March 10, 1999
-------------------------------
Louis J. Kasing, Jr.

  /s/ JOHN W. LEHMAN, M.D.               Director                                  March 10, 1999
-------------------------------
John W. Lehman, M.D.

  /s/ THOMAS S. MANSELL                  Senior Vice President,                    March 10, 1999
-------------------------------          Legal Counsel and Secretary;
Thomas S. Mansell                        Director

               NAME                                    TITLE                            DATE
               ----                                    -----                            ----
  /s/ FLOYD H. MCELWAIN                  Director                                  March 10, 1999
-------------------------------
Floyd H. McElwain

  /s/ RICHARD C. MCGILL                  Director                                  March 10, 1999
-------------------------------
Richard C. McGill

  /s/ HAROLD F. REED, JR.                Director                                  March 10, 1999
-------------------------------
Harold F. Reed, Jr.

  /s/ JOHN W. SANT                       Director                                  March 10, 1999
-------------------------------
John W. Sant

  /s/ FIONA M. SCOTT MORTON              Director                                  March 10, 1999
-------------------------------
Fiona M. Scott Morton

                                 EXHIBIT INDEX

EXHIBIT                                                              PRIOR FILING OR SEQUENTIAL
NUMBER                       DESCRIPTION                                    PAGE NUMBER
------                       -----------                                    -----------

  2.1    Agreement and Plan of Merger dated December 14,      Incorporated herein by reference to
         1998 by and between Sky Financial Group, Inc. and    Exhibit 2.1 to First Western's Current
         First Western Bancorp, Inc.                          Report on Form 8-K dated December 14,
                                                              1998

  3.1    Articles of Incorporation                            Incorporated herein by reference to
                                                              Exhibit 3.1 to First Western's Quarterly
                                                              Report on Form 10-Q for the Quarter
                                                              ended March 31, 1993

  3.2    Bylaws                                               Incorporated herein by reference to
                                                              Exhibit 3.1 to First Western's Quarterly
                                                              Report on Form 10-Q for the Quarter
                                                              ended September 30, 1998

  4.1    Stock Option Agreement dated December 14, 1998 by    Incorporated herein by reference to
         and between Sky Financial Group, Inc. and First      Exhibit 4.1 to First Western's Current
         Western Bancorp, Inc.                                Report on Form 8-K dated December 14,
                                                              1998

 10.1    Revolving Credit Agreement between First Western     Incorporated herein by reference to
         Bancorp, Inc. and the Northern Trust Company         Exhibit 10.1 to First Western's
                                                              Quarterly Report on Form 10-Q for the
                                                              Quarter ended June 30, 1998

 10.2    Incentive Stock Option Plan for Key Officers as      Incorporated herein by reference to
         amended effective February 21, 1995*                 Exhibit 10.5 to First Western's 1994
                                                              Form 10-K

 10.3    First Western Bancorp, Inc. Annual Incentive Plan    Incorporated herein by reference to
                                                              Exhibit 10.11 to First Western's 1992
                                                              Form 10-K

 10.4    First Western Bancorp, Inc. Deferred Compensation    Incorporated herein by reference to
         Plan for Directors*                                  Exhibit 10.1 to First Western's
                                                              Quarterly Report on Form 10-Q for the
                                                              Quarter ended March 31, 1995

 10.5    First Western Bancorp, Inc. 1993 Supplemental        Incorporated herein by reference to
         Benefit Program*                                     Exhibit 10.11 to First Western's 1993
                                                              Form 10-K

 10.6    Supplemental Executive Retirement Plan*              Incorporated herein by reference to
                                                              Exhibit 10.9 to First Western's 1995
                                                              Form 10-K

 10.7    Equity Compensation Plan for Non-Employee Directors  Incorporated herein by reference to
         of First Western Bancorp, Inc. and First Western     Exhibit 10.1 to First Western's
         Bank, N.A.*                                          Quarterly Report on Form 10-Q for the
                                                              Quarter ended March 31, 1998

 10.8    Change in Control Agreement between Thomas J.        Incorporated herein by reference to
         O'Shane and First Western Bancorp, Inc.*             Exhibit 10.10 to First Western's 1995
                                                              Form 10-K

EXHIBIT                                                              PRIOR FILING OR SEQUENTIAL
NUMBER                       DESCRIPTION                                    PAGE NUMBER
------                       -----------                                    -----------
 10.9    Change in Control Agreement between Stephen R. Sant  Incorporated herein by reference to
         and First Western Bancorp, Inc.*                     Exhibit 10.12 to First Western's 1995
                                                              Form 10-K

 10.10   Change in Control Agreement between Richard L.       Incorporated herein by reference to
         Stover and First Western Bancorp, Inc.*              Exhibit 10.12 to First Western's 1996
                                                              Form 10-K

 10.11   Employment Agreement between Richard L. Stover and   Incorporated herein by reference to
         First Western Bancorp, Inc.*                         Exhibit 10.14 to First Western's 1997
                                                              Form 10-K

 10.12   Change in Control Agreement between John A. Zercher  Incorporated herein by reference to
         and First Western Bancorp, Inc.*                     Exhibit 10.5 to First Western's
                                                              Quarterly Report on Form 10-Q for the
                                                              Quarter ended September 30, 1998

 10.13   Extension of Change in Control Agreement between     Incorporated herein by reference to
         Thomas J. O'Shane and First Western Bancorp, Inc.*   Exhibit 10.1 to First Western's
                                                              Quarterly Report on Form 10-Q for the
                                                              Quarter ended September 30, 1998

 10.14   Extension of Change in Control Agreement between     Incorporated herein by reference to
         Stephen R. Sant and First Western Bancorp, Inc.*     Exhibit 10.3 to First Western's
                                                              Quarterly Report on Form 10-Q for the
                                                              Quarter ended September 30, 1998

 10.15   Extension of Change in Control Agreement between     Incorporated herein by reference to
         Richard L. Stover and First Western Bancorp, Inc.*   Exhibit 10.4 to First Western's
                                                              Quarterly Report on Form 10-Q for the
                                                              Quarter ended September 30, 1998

 21.1    Subsidiaries of the Registrant                       Filed Herewith

 23.1    Consent of Deloitte & Touche LLP                     Filed Herewith

 27.1    Financial Data Schedule                              Filed Herewith

---------------
* Indicates Exhibit is a management contract or compensation plan or arrangement.

                          FIRST WESTERN BANCORP, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
 Independent Auditors' Report................................  F-2
 Management's Report on the Internal Control Structure and
   Compliance with Laws and Regulations......................  F-3
 Consolidated Balance Sheets as of December 31, 1998 and
   1997......................................................  F-4
 Consolidated Statements of Income for the Years Ended
   December 31, 1998, 1997 and 1996..........................  F-5
 Consolidated Statements of Comprehensive Income for the
   Years Ended December 31, 1998, 1997 and 1996..............  F-6
 Consolidated Statements of Changes in Shareholders' Equity
   for the Years Ended December 31, 1998, 1997 and 1996......  F-7
 Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1998, 1997 and 1996..........................  F-8
 Notes to Consolidated Financial Statements..................  F-9

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of First Western Bancorp, Inc.:

     We have audited the accompanying consolidated balance sheets of First Western Bancorp, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of First Western's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Western Bancorp, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

     As discussed in Note 23 to the consolidated financial statements, on December 13, 1998, First Western entered into a definitive agreement to be acquired by Sky Financial Group, Inc.

/s/ DELOITTE & TOUCHE LLP
---------------------------------------------
Deloitte & Touche LLP
Pittsburgh, Pennsylvania
January 25, 1999

MANAGEMENT'S REPORT ON THE INTERNAL CONTROL STRUCTURE AND
COMPLIANCE WITH LAWS AND REGULATIONS JANUARY 25, 1999

TO OUR SHAREHOLDERS

FINANCIAL STATEMENTS

     The management of First Western Bancorp, Inc. and subsidiaries ("First Western") is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in this annual report. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on informed judgments and estimates made by management.

INTERNAL CONTROL

     Management is responsible for establishing and maintaining an effective internal control over financial reporting presented in conformity with both generally accepted accounting principles and the Federal Reserve Board's Y-Report Instructions. Internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

     There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of an internal control may vary over time.

     Management assessed First Western's internal control over financial reporting presented in conformity with both generally accepted accounting principles and Y-Report Instructions as of December 31, 1998. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that First Western maintained an effective internal control over financial reporting presented in conformity with both generally accepted accounting principles and Y-Report Instructions, as of December 31, 1998.

COMPLIANCE WITH LAWS AND REGULATIONS

     Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation ("FDIC") as safety and soundness laws and regulations.

     Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessment as required by the FDIC. Based on this assessment, management believes that First Western has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 1998.

/s/ THOMAS J. O'SHANE
---------------------------------------------
Thomas J. O'Shane
Chairman of the Board,
President and Chief Executive Officer

/s/ KENNETH J. ROMIG
---------------------------------------------
Kenneth J. Romig
Chief Financial Officer

                  FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1998            1997
                                                                  ----            ----
ASSETS:
Cash and due from banks.....................................   $   45,997      $   40,973
                                                               ----------      ----------
Interest-bearing deposits with other banks..................        2,960           6,836
                                                               ----------      ----------
Securities available for sale, at market value (amortized
  cost of $860,338 and $316,146)............................      868,699         324,521
                                                               ----------      ----------
Investment securities, held to maturity (market value of
  $233,231 at December 31, 1997)............................           --         232,824
                                                               ----------      ----------
Loans held for sale.........................................       15,475          39,840
                                                               ----------      ----------
Loans (net of unearned income of $37,821, and $38,946)......    1,131,206       1,046,363
Less: Allowance for loan losses.............................       18,297          18,077
                                                               ----------      ----------
  Net loans.................................................    1,112,909       1,028,286
                                                               ----------      ----------
Premises and equipment......................................       23,163          20,996
                                                               ----------      ----------
Bank-owned life insurance...................................       26,410          25,000
                                                               ----------      ----------
Intangible assets...........................................       60,389           9,280
                                                               ----------      ----------
Other assets................................................       71,349          15,521
                                                               ----------      ----------
    Total Assets............................................   $2,227,351      $1,744,077
                                                               ==========      ==========
LIABILITIES:
Deposits:
  Noninterest-bearing demand................................   $  142,162      $  100,653
  Interest-bearing demand...................................       54,668          38,539
  Savings...................................................      479,644         385,363
  Time......................................................      812,282         667,784
                                                               ----------      ----------
    Total deposits..........................................    1,488,756       1,192,339
                                                               ----------      ----------
Borrowed funds:
  Federal funds purchased and other short-term borrowings...       61,078          81,773
  Repurchase agreements and secured lines of credit.........      222,620         121,756
  Advances from the Federal Home Loan Bank..................      178,400         156,000
                                                               ----------      ----------
    Total borrowed funds....................................      462,098         359,529
                                                               ----------      ----------
Long-term debt..............................................       23,600           4,258
                                                               ----------      ----------
Due to paying agent.........................................       53,385           1,299
                                                               ----------      ----------
Other liabilities...........................................       26,614          23,973
                                                               ----------      ----------
    Total Liabilities.......................................    2,054,453       1,581,398
                                                               ----------      ----------
Corporation-obligated mandatorily redeemable capital
  securities of subsidiary trust holding solely junior
  subordinated debentures of the Corporation................       23,877          23,837
                                                               ----------      ----------
SHAREHOLDERS' EQUITY:
Preferred stock, no stated value, 4,000,000 shares
  authorized, none issued...................................           --              --
Common stock, $5.00 par value, 20,000,000 shares authorized,
  11,866,002 and 11,786,811 shares issued and 11,146,443 and
  11,132,253 shares outstanding.............................       59,330          58,934
Additional paid-in capital..................................        4,239           2,611
Retained earnings...........................................       94,767          84,647
Accumulated other comprehensive income......................        5,435           5,443
Treasury stock, 685,273 and 611,700 shares at cost..........      (14,150)        (12,043)
Unallocated common stock held by ESOP (at cost).............         (600)           (750)
                                                               ----------      ----------
    Total Shareholders' Equity..............................      149,021         138,842
                                                               ----------      ----------
    Total Liabilities and Shareholders' Equity..............   $2,227,351      $1,744,077
                                                               ==========      ==========

                See Notes to Consolidated Financial Statements.

                  FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 1998       1997       1996
                                                                 ----       ----       ----
INTEREST INCOME:
Interest and fees on loans..................................    $90,546    $89,831    $92,321
Interest on deposits with other banks.......................         95        260         61
Interest on securities available for sale...................     38,169     21,946     16,868
Interest and dividends on investment securities:
  Taxable interest..........................................      7,265     10,577     12,048
  Tax-exempt interest.......................................      3,640      4,155      4,151
Interest on federal funds sold..............................         18        554         34
                                                                -------    -------    -------
    Total Interest Income...................................    139,733    127,323    125,483
                                                                -------    -------    -------
INTEREST EXPENSE:
Interest on deposits:
  Demand....................................................      1,120        890      1,362
  Savings...................................................      9,998      7,762      7,056
  Time......................................................     41,627     38,812     37,693
Interest on borrowed funds:
  Federal funds purchased and other short-term borrowings...      4,927      3,136      3,096
  Repurchase agreements and secured lines of credit.........     10,270      8,110     10,898
  Advances from the Federal Home Loan Bank..................      8,744      8,526      6,620
Interest on long-term debt..................................        947        383        489
                                                                -------    -------    -------
    Total Interest Expense..................................     77,633     67,619     67,214
                                                                -------    -------    -------
NET INTEREST INCOME.........................................     62,100     59,704     58,269
  Provision for loan losses.................................      4,000      4,836      8,288
                                                                -------    -------    -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.........     58,100     54,868     49,981
                                                                -------    -------    -------
OTHER INCOME:
Trust fees..................................................      2,815      2,301      2,010
Service charges on deposit accounts.........................      5,282      4,184      3,700
Net securities (losses) gains...............................        (27)       276        984
Net gains on loan sales.....................................      2,320      5,859      4,563
Income from bank-owned life insurance.......................      1,410         --         --
Other operating income......................................      5,441      4,611      4,457
                                                                -------    -------    -------
    Total Other Income......................................     17,241     17,231     15,714
                                                                -------    -------    -------
OTHER EXPENSES:
Salaries and wages..........................................     17,157     15,395     14,515
Employee benefits...........................................      4,737      4,311      3,941
Net occupancy expense.......................................      3,586      3,156      2,913
Equipment rentals, depreciation and maintenance.............      2,831      2,338      2,190
Amortization of intangible assets...........................      3,343      1,112      1,024
Minority interest expense...................................      2,473      2,252         --
Supplies....................................................      2,075      1,605      1,587
Data processing services....................................      1,849      1,542      1,830
Professional fees...........................................      1,636      1,955      1,426
Marketing...................................................      1,363      2,027      1,207
Federal deposit insurance...................................        374        376      4,403
Provision for restructuring.................................      1,500         --         --
Other operating expense.....................................      7,722      6,926      7,228
                                                                -------    -------    -------
    Total Other Expenses....................................     50,646     42,995     42,264
                                                                -------    -------    -------
INCOME BEFORE INCOME TAXES..................................     24,695     29,104     23,431
  Income Taxes..............................................      6,772      8,822      6,304
                                                                -------    -------    -------
NET INCOME..................................................    $17,923    $20,282    $17,127
                                                                =======    =======    =======
BASIC EARNINGS PER SHARE....................................    $  1.61    $  1.80    $  1.49
                                                                =======    =======    =======
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING...................     11,150     11,242     11,510
                                                                =======    =======    =======
DILUTED EARNINGS PER SHARE..................................    $  1.58    $  1.77    $  1.47
                                                                =======    =======    =======
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING.................     11,369     11,446     11,669
                                                                =======    =======    =======
DIVIDENDS PER SHARE.........................................    $  0.70    $  0.56    $  0.49
                                                                =======    =======    =======

                See Notes To Consolidated Financial Statements.

                  FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1998       1997       1996
                                                               ----       ----       ----
Net income..................................................  $17,923    $20,282    $17,127
Other comprehensive income, net of tax:
  Unrealized holding (losses) gains arising during period...     (645)     4,738       (968)
  Transfer of securities from held to maturity to available
     for sale...............................................      619         --         --
  Less: reclassification adjustment for losses (gains)
     included in net income.................................       18       (179)      (640)
                                                              -------    -------    -------
Other comprehensive income..................................       (8)     4,559     (1,608)
                                                              -------    -------    -------
Comprehensive income........................................  $17,915    $24,841    $15,519
                                                              =======    =======    =======

                See Notes To Consolidated Financial Statements.

                  FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                    -------------------------------------------------------------------------------------
                                                                                                           COMMON STOCK
                                                                              ACCUMULATED                  HELD BY ESOP
                                      COMMON STOCK                               OTHER                      (AT COST)
                                    ----------------              RETAINED   COMPREHENSIVE    TREASURY   ----------------
                                    SHARES   AMOUNT    SURPLUS    EARNINGS       INCOME        STOCK     SHARES   AMOUNT
                                    ------   ------    -------    --------       ------        -----     ------   ------
Balance -- January 1, 1996........   7,817   $39,083   $ 21,811   $59,313        $2,492       $ (1,011)     --    $    --
Net income........................      --        --         --    17,127            --             --      --         --
Cash dividends paid ($0.49 per
  share)..........................      --        --         --    (5,704)           --             --      --         --
Exercise of options, net of shares
  redeemed........................      18        90        200        --            --             --      --         --
Common stock issued for dividend
  reinvestment....................       1         6         29        --            --             --      --         --
Common stock purchased by ESOP....      --        --         --        --            --             --     (40)    (1,050)
Purchased stock allocated to ESOP
  participants....................      --        --         --        --            --             --       6        150
Treasury stock purchased..........      --        --         --        --            --         (3,471)     --         --
Treasury stock issued.............      --        --         24        --            --            240      --         --
Net change in accumulated other
  comprehensive income............      --        --         --        --        (1,608)            --      --         --
                                    ------   -------   --------   -------        ------       --------    ----    -------
Balance -- December 31, 1996......   7,836    39,179     22,064    70,736           884         (4,242)    (34)   $  (900)
Net income........................      --        --         --    20,282            --             --      --         --
Cash dividends paid ($0.56 per
  share)..........................      --        --         --    (6,364)           --             --      --         --
Exercise of options, net of shares
  redeemed........................      19        97         51        --            --             --      --         --
Common stock issued for dividend
  reinvestment....................       5        23        131        --            --             --      --         --
Purchased stock allocated to ESOP
  participants....................      --        --         --        --            --             --       8        150
Treasury stock purchased..........      --        --         --        --            --         (7,801)     --         --
Fifty percent stock dividend
  (including fractional shares
  paid in cash)...................   3,927    19,635    (19,635)       (7)           --             --     (17)        --
Net change in accumulated other
  comprehensive income............      --        --         --        --         4,559             --      --         --
                                    ------   -------   --------   -------        ------       --------    ----    -------
Balance -- December 31, 1997......  11,787    58,934      2,611    84,647         5,443        (12,043)    (43)      (750)
Net income........................      --        --         --    17,923            --             --      --         --
Cash dividends paid ($0.70 per
  share)..........................      --        --         --    (7,803)           --             --      --         --
Exercise of options, net of shares
  redeemed........................      12        62        (21)       --            --             --      --         --
Common stock issued for dividend
  reinvestment....................      63       316      1,458        --            --             --      --         --
Purchased stock allocated to ESOP
  participants....................      --        --         90        --            --             --       9        150
Treasury stock purchased..........      --        --         --        --            --         (2,135)     --         --
Treasury stock issued.............      --        --         14        --            --             28      --         --
Restricted shares issued..........       4        18         87        --            --             --      --         --
Net change in accumulated other
  comprehensive income............      --        --         --        --            (8)            --      --         --
                                    ------   -------   --------   -------        ------       --------    ----    -------
Balance -- December 31, 1998......  11,866   $59,330   $  4,239   $94,767        $5,435       $(14,150)    (34)   $  (600)
                                    ======   =======   ========   =======        ======       ========    ====    =======

                See Notes To Consolidated Financial Statements.

                  FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1998         1997         1996
                                                                ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  17,923    $  20,282    $  17,127
                                                              ---------    ---------    ---------
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation............................................      2,631        2,312        2,205
    Amortization and accretion..............................      4,383        2,189        1,861
    Income from bank owned life insurance...................     (1,410)          --           --
    Provision for loan losses...............................      4,000        4,836        8,288
    Loss (gain) on sale of securities.......................         27         (276)        (984)
    Gain on sale of loans...................................     (2,320)      (5,859)      (4,563)
    Gain on sale of branch offices..........................     (1,071)        (608)          --
    Proceeds from loan sales................................    163,703      137,241       39,144
    Purchase of loans.......................................       (187)      (2,869)      (7,894)
    Provision for deferred taxes............................        270          434       (2,093)
    Increase in interest receivable.........................     (1,351)        (273)        (193)
    Increase in interest payable............................      1,315          909          320
    Other -- net............................................     (2,059)        (936)       2,759
                                                              ---------    ---------    ---------
  Total adjustments.........................................    167,931      137,100       38,850
                                                              ---------    ---------    ---------
Net cash provided by operating activities...................    185,854      157,382       55,977
                                                              ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale........     15,238       18,511      116,036
Proceeds from maturity or paydown of securities available
  for sale..................................................    209,977      121,330       73,228
Purchase of securities available for sale...................   (579,252)    (255,291)    (182,745)
Proceeds from maturity or paydown of investment
  securities................................................     66,437       57,123       47,961
Purchase of investment securities...........................    (26,111)     (13,948)     (65,746)
Proceeds from sale of credit card loan portfolio............         --       21,801       37,188
Net increase in loans.......................................   (153,501)    (126,035)    (157,790)
Decrease (increase) in deposits with other banks............      3,876       (5,066)         354
Decrease (increase) in federal funds sold...................         --       37,400      (37,400)
Purchase of premises and equipment..........................     (4,383)      (4,111)      (3,450)
Proceeds from sale of premises and equipment................      1,582          290           68
Proceeds from sale of other real estate owned...............      1,597        1,306          883
Purchase of bank-owned life insurance.......................         --      (25,000)          --
Cash paid for branch office sales...........................    (40,884)     (14,692)          --
Cash received for branch office purchases...................    251,221       33,760           --
                                                              ---------    ---------    ---------
Net cash used in investing activities.......................   (254,203)    (152,622)    (171,413)
                                                              ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits.........................    (40,712)      21,564      (28,701)
Net (decrease) increase in federal funds purchased and other
  short-term borrowings.....................................    (20,695)      48,571       29,604
Net increase (decrease) in repurchase agreements and secured
  lines of credit...........................................    100,864      (90,314)      90,412
Net increase in advances from the Federal Home Loan Bank....     22,400       12,000       32,330
Proceeds from issuance of capital securities, net of
  issuance costs............................................         --       23,800           --
Proceeds from issuance of long-term debt....................     23,000           --        1,050
Payments on long-term debt..................................     (3,658)      (1,709)      (3,216)
Proceeds from exercise of stock options.....................         41          148          290
Proceeds from common stock issued...........................      1,774          154           35
Common stock purchased for ESOP.............................         --           --       (1,050)
Stock allocated to ESOP participants........................        150          150          150
Treasury stock purchased....................................     (2,135)      (7,801)      (3,471)
Treasury stock issued.......................................         42           --          264
Restricted stock issued.....................................        105           --           --
Dividends paid on common stock..............................     (7,803)      (6,371)      (5,704)
                                                              ---------    ---------    ---------
Net cash provided by financing activities...................     73,373          192      111,993
                                                              ---------    ---------    ---------
NET INCREASE IN CASH AND DUE FROM BANKS.....................      5,024        4,952       (3,443)
CASH AND DUE FROM BANKS -- Beginning of year................     40,973       36,021       39,464
                                                              ---------    ---------    ---------
CASH AND DUE FROM BANKS -- End of period....................  $  45,997    $  40,973    $  36,021
                                                              =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest................................................  $  76,318    $  66,710    $  66,894
                                                              =========    =========    =========
    Income taxes............................................  $   7,670    $  10,299    $   6,405
                                                              =========    =========    =========

                See Notes To Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of First Western Bancorp, Inc. ("First Western") and its wholly owned subsidiaries: First Western Bank, National Association ("First Western Bank, N.A."); First Western Investment Services Company ("Investment Services") and First Western Capital Trust I ("Capital Trust"). Capital Trust exists for the sole purpose of issuing capital securities and investing the proceeds thereof in junior subordinated debentures issued by First Western. Effective September 10, 1998, First Western Trust Services Company ("Trust Services") was merged into First Western Bank, N.A. Effective September 5, 1997, First Western Bank, Federal Savings Bank ("First Western Bank, F.S.B.") was merged into First Western Bank, N.A. All significant intercompany transactions have been eliminated in consolidation. Investments in subsidiaries on the parent company financial statements (see Note
25) are carried at the parent company's equity in the underlying net assets.

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, a disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the reporting period. Actual results could differ from those estimates.

     The accompanying consolidated financial statements have been prepared on the accrual basis, except for trust fees, which are recorded when received. Reporting of trust fees on an accrual basis would not materially affect net income. Assets held in an agency or fiduciary capacity by First Western for its customers are not assets of First Western and are not included in the accompanying consolidated balance sheets.

SECURITIES AVAILABLE FOR SALE

     Securities to be held for indefinite periods of time, including securities that management intends to use as part of its asset/liability strategy, and that may be sold in response to changes in interest rates, changes in prepayment risk, or other similar factors are classified as available for sale and are recorded at market value. Unrealized appreciation or depreciation in market value above or below amortized cost is included in shareholders' equity as a component of other comprehensive income, net of income taxes. Premiums and discounts are amortized and accreted to income over the life of the securities using a method which approximates the level yield method. Gains or losses on the sale of securities, if any, are based on the specific identification method.

INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES, HELD TO MATURITY

     Investments in debt securities and mortgage-backed securities which management has the ability and intent to hold to maturity are carried at cost. Premiums and discounts are amortized and accreted to income over the life of the securities using a method which approximates the level yield method. Gains or losses on the sale of investment securities, if any, are based on the specific identification method.

LOANS HELD FOR SALE

     Loans held for sale consist of those loans which management intends to sell and are carried at the lower of aggregate cost or market value.

LOANS

     Interest income is accrued using various methods that result in a level yield on principal amounts outstanding. Loan origination fees, net of certain related origination costs, are amortized over the average lives of the related loans. For commercial and mortgage loans on which interest is more than 90 days past due, or earlier, when in the opinion of management collection of principal or interest is doubtful and the loan is not well secured and in the process of collection, accrual of income is discontinued and any previously accrued and unpaid interest for the current year is charged against current income, and any interest accrued and unpaid for prior periods is charged against the allowance for loan losses. Installment loans are generally charged off between 90 and 120 days past due or when deemed uncollectible in the opinion of management. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction to principal or reported as interest income according to management's judgment as to the collectibility of principal.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is available to absorb future loan charge-offs inherent in the current loan portfolio. The allowance is increased by provisions charged to operations and reduced by losses, net of recoveries. The amount charged to operations is based on several factors including: (1) analytical reviews of significant commercial and commercial mortgage loans and loan loss experience in relationship to outstanding loans to determine an adequate allowance for loan losses required for outstanding loans; (2) a continuing review of loans evaluated by the loan review process as less than satisfactory, all nonperforming loans and overall portfolio quality; (3) regular examinations and appraisals of the loan portfolio conducted by federal supervisory authorities; and (4) management's judgment with respect to current and expected economic conditions, the level of delinquencies and nonaccrual loans, trends in the volume and term of loans, anticipated impact from changes in lending policies and procedures, changes in lending management, and any concentration of credit in certain industries or geographic areas. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses related to loans that are considered to be impaired is based on discounted cash flows using the loan's initial effective interest rate or the fair value of collateral for certain collateral-dependent loans.

     In order to determine the adequacy of the allowance for loan losses, management considers the risk classification of loans, delinquency trends, charge-off experience, credit concentrations, economic conditions and other factors. Specific reserves are established for each classified credit, taking into consideration the credit's delinquency status, current operating status, pledged collateral and plan of action for resolving any deficiencies, For nonclassified loans and smaller loans no individually reviewed, management considers historical charge-off experience in determining the amounts to be allocated to the allowance. An unallocated or general reserve is also established which takes into consideration, among other things, concentrations of credit, economic conditions, delinquency and nonaccrual trends, management experience and trends in volume and terms of loans. The allowance for loan losses is maintained at the level determined according to this methodology by charging a provision to operations.

PREMISES AND EQUIPMENT

     Premises and equipment, which are stated at cost less accumulated depreciation and amortization, are depreciated using the straight-line method over their estimated useful lives. Leasehold interests and improvements are amortized using the straight-line method over the lease periods or the estimated useful lives, whichever is shorter. When units or property are disposed of, the premises and equipment accounts are relieved of the cost and accumulated depreciation or amortization related to such units, and any resulting gains or losses are credited to or charged against income. Cost of repairs and maintenance is charged to expense as incurred. Major renewals and betterments are capitalized at cost.

     Long-lived assets to be held and those to be disposed of and certain intangibles are evaluated for impairment using the guidance provided by Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which was adopted on January 1, 1996. The provisions of this statement establish when an impairment should be recognized and how it should be measured. First Western has not recognized any impairments on its long-lived assets.

REAL ESTATE OWNED

     Real estate owned, which is included in other assets, consists of properties acquired by foreclosure. These assets are carried at the lower of cost or estimated fair value less estimated cost of disposal. Holding costs are charged to expense when incurred. Any subsequent writedowns, and gains or losses on property disposition, are charged to other income and expense.

INCOME TAXES

     First Western recognizes deferred income taxes for the tax consequences of temporary differences by applying enacted statutory tax rates to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

GOODWILL AND OTHER INTANGIBLES

     The excess of cost over net tangible assets and identified intangible assets of acquired branches or subsidiaries is amortized over a period not to exceed 15 years. Core deposit intangibles are amortized on a straight-line basis over the shorter of the estimated average remaining lives of the acquired deposits or 12 years. Other identified intangibles are amortized over the benefited periods, not to exceed 12 years.

MORTGAGE SERVICING RIGHTS

     The total cost of loans originated or purchased is allocated between loans and servicing rights based on the relative fair values of each. The servicing rights capitalized are amortized in proportion to and over the period of estimated servicing income. Management stratifies servicing rights based on origination period and interest rate and evaluates the recoverability in relation to the impact of actual and anticipated loan portfolio prepayments, foreclosure, and delinquency experience. During the fourth quarter of 1998, First Western sold its mortgage servicing rights, incurring a small loss on the sale.

ADVANCES FROM THE FEDERAL HOME LOAN BANK

     Advances from the Federal Home Loan Bank ("FHLB") include advances with an original maturity greater than one year. Any borrowings from the FHLB with an original maturity of one year or less are included with federal funds purchased and other short-term borrowings.

OFF-BALANCE SHEET INSTRUMENTS

     First Western has utilized interest rate swaps to synthetically alter the cash flow characteristics of certain on-balance sheet liabilities. Interest rate swaps are designated with the principal balances and terms of specific debt obligations. These agreements involve the exchange of amounts based on fixed or variable interest rates for amounts based on variable or fixed interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment to interest expense. The related amount payable to or receivable from counterparties is included in other liabilities or assets. The fair values of the swap agreements are not recognized in the financial statements.

STOCK OPTIONS

     First Western has adopted the disclosure-only provisions of Statement No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock options.

EARNINGS AND DIVIDENDS PER SHARE

     Earnings and dividends per share are calculated using the weighted average number of shares outstanding and common share equivalents. All share information and per share amounts have been restated for the effect of a three-for-two stock split effected in the form of a 50 percent stock dividend declared on July 15, 1997 and distributed on August 15, 1997.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share." Statement No. 128 requires the presentation of basic and diluted earnings per share. First Western adopted Statement No. 128 effective December 31, 1997, and all prior period amounts have been restated to comply with Statement No. 128.

CASH FLOWS STATEMENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, FASB issued Statement No. 130, "Reporting Comprehensive Income", which requires businesses to disclose comprehensive income and its components in their general-purpose financial statements. This statement requires the reporting of all items of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. This statement was effective beginning January 1, 1998. Prior year comprehensive income amounts have been reclassified to conform to this presentation.

     First Western has disclosed comprehensive income in a separate income statement, in which the components of comprehensive income are displayed net of income taxes. The following tables set forth the related tax effects allocated to each element of comprehensive income for the years ended December 31, 1998, 1997 and 1996:

                                                     1998                                 1997
                                      ----------------------------------    ---------------------------------
                                                   TAX                                   TAX
                                      PRE-TAX   (EXPENSE)    NET-OF-TAX     PRE-TAX   (EXPENSE)    NET-OF-TAX
                                      AMOUNT    OR BENEFIT     AMOUNT       AMOUNT    OR BENEFIT     AMOUNT
                                      ------    ----------     ------       ------    ----------     ------
Unrealized gains (losses) on
  securities:
  Unrealized holding gains (losses)
     arising during period..........   $(993)     $ 348         $(645)      $7,291     $(2,553)      $4,738
  Transfer of securities from held
     to maturity to available for
     sale...........................     952       (333)          619           --          --           --
  Less: reclassification adjustment
     for (gains) losses realized in
     net income.....................      27         (9)           18         (276)         97         (179)
                                       -----      -----         -----       ------     -------       ------
  Net unrealized gains (losses).....     (14)         6            (8)       7,015      (2,456)       4,559
                                       -----      -----         -----       ------     -------       ------
Other comprehensive income..........   $ (14)     $   6         $  (8)      $7,015     $(2,456)      $4,559
                                       =====      =====         =====       ======     =======       ======

                                                                             1996
                                                              -----------------------------------
                                                                            TAX
                                                              PRE-TAX    (EXPENSE)     NET-OF-TAX
                                                              AMOUNT     OR BENEFIT      AMOUNT
                                                              ------     ----------    ----------
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during period...  $(1,491)      $523        $  (968)
  Less: reclassification adjustment for (gains) losses
     realized in net income.................................     (984)       344           (640)
                                                              -------       ----        -------
  Net unrealized gains (losses).............................   (2,475)       867         (1,608)
                                                              -------       ----        -------
Other comprehensive income..................................  $(2,475)      $867        $(1,608)
                                                              =======       ====        =======

     In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which was effective for financial statements for periods beginning after December 15, 1997. Statement No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. First Western has determined that it only has one operating segment which is the operation of a bank which operates in one geographic region, therefore, First Western will not be presenting any further segment information.

     In February 1998, the FASB issued Statement No. 132, "Employers' Disclosure About Pension and Other Post-Retirement Benefits". This statement requires certain footnote disclosures related to pension and other retiree benefits and has no impact on First Western's financial position or results of operations. Implementation of this standard is reflected in Note 13.

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

RECLASSIFICATIONS

     Certain reclassifications have been made to the consolidated financial statements for the years ended December 31, 1997 and 1996 to conform with the 1998 presentation.

NOTE 2. SECURITIES AVAILABLE FOR SALE

     At December 31, 1998 and 1997, the cost and market values of securities classified as available for sale were as follows (in thousands):

                                                                       1998
                                                 -------------------------------------------------
                                                                       GROSS
                                                              ------------------------
                                                 AMORTIZED    UNREALIZED    UNREALIZED     MARKET
                                                   COST         GAINS         LOSSES       VALUE
                                                   ----         -----         ------       -----
U.S. Treasury securities.......................  $  7,399       $   22        $  --       $  7,421
U.S. government agencies and corporations......   205,300          650          (39)       205,911
Mortgage-backed securities.....................   496,734        2,039         (390)       498,383
States and political subdivisions..............    82,899        1,526          (29)        84,396
Other securities...............................    68,006        4,707         (125)        72,588
                                                 --------       ------        -----       --------
                                                 $860,338       $8,944        $(583)      $868,699
                                                 ========       ======        =====       ========

                                                                       1997
                                                 -------------------------------------------------
                                                                       GROSS
                                                              ------------------------
                                                 AMORTIZED    UNREALIZED    UNREALIZED     MARKET
                                                   COST         GAINS         LOSSES       VALUE
                                                   ----         -----         ------       -----
U.S. Treasury securities.......................  $  7,745       $   41        $  --       $  7,786
U.S. government agencies and corporations......    92,100          555          (65)        92,590
Mortgage-backed securities.....................   161,509        1,879          (62)       163,326
Other securities...............................    54,792        6,048          (21)        60,819
                                                 --------       ------        -----       --------
                                                 $316,146       $8,523        $(148)      $324,521
                                                 ========       ======        =====       ========

     Securities available for sale with market values of $393,108,000 and $147,216,000 at December 31, 1998 and 1997, respectively, were pledged to secure public and trust deposits, securities sold under agreements to repurchase and other short-term borrowings and for other purposes.

     The cost and market value of securities available for sale at December 31, 1998, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

                                                        AMORTIZED     MARKET
                                                          COST        VALUE
                                                          ----        -----
Due in one year or less...............................  $194,289     $194,719
Due after one year through five years.................    91,545       92,958
Due after five years through ten years................    13,118       13,426
Due after ten years...................................    64,652       69,213
                                                        --------     --------
                                                         363,604      370,316
Mortgage-backed securities............................   496,734      498,383
                                                        --------     --------
                                                        $860,338     $868,699
                                                        ========     ========

     Sales of securities available for sale during 1998, 1997 and 1996 were $68,464,000, $18,522,000 and $116,040,000, respectively. Gross gains of
$1,050,000, $284,000 and $1,744,000 and gross losses of $1,077,000, $8,000 and
$760,000 were realized on those sales during 1998, 1997 and 1996, respectively.

NOTE 3. INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES, HELD TO MATURITY

     On December 1, 1998, First Western transferred all of its securities that were classified as held to maturity to available for sale. At the time of the transfer, these securities had an amortized cost of $192,953,000 and a market value of $193,905,000. This transfer was made in order to give First Western's management more flexibility in managing the total investment securities portfolio. First Western's management did not believe that it was strategically important to maintain the held to maturity portfolio.

     At December 31, 1997, the carrying and market values of investment securities and mortgage-backed securities held to maturity were as follows (in thousands):

                                                                       1997
                                                 -------------------------------------------------
                                                                       GROSS
                                                              ------------------------
                                                 AMORTIZED    UNREALIZED    UNREALIZED     MARKET
                                                   COST         GAINS         LOSSES       VALUE
                                                   ----         -----         ------       -----
U.S. government agencies and corporations......  $ 14,154       $   --       $   (60)     $ 14,094
States and political subdivisions..............    85,247        1,208           (10)       86,445
Other securities...............................       750           --            --           750
                                                 --------       ------       -------      --------
                                                 $100,151       $1,208       $   (70)     $101,289
                                                 ========       ======       =======      ========
Mortgage-backed securities.....................  $132,673       $  569       $(1,300)     $131,942
                                                 ========       ======       =======      ========
     Total.....................................  $232,824       $1,777       $(1,370)     $233,231
                                                 ========       ======       =======      ========

     Investment securities and mortgage-backed securities with an amortized cost of $92,277,000 at December 31, 1997 were pledged to secure public and trust deposits, securities sold under agreements to repurchase and other short-term borrowings and for other purposes.

     There were no sales of investment securities or mortgage-backed securities held to maturity during 1998, 1997 or 1996.

NOTE 4. LOANS

     Loans at December 31, 1998 and 1997 are summarized as follows (in thousands):

                                                        1998          1997
                                                        ----          ----
Commercial, financial and agricultural.............  $  186,664    $  141,989
Real estate:
  Construction.....................................      11,239        14,450
  Mortgage.........................................     650,616       606,042
Installment loans to individuals...................     320,508       322,828
                                                     ----------    ----------
                                                      1,169,027     1,085,309
Less unearned income...............................      37,821        38,946
                                                     ----------    ----------
                                                     $1,131,206    $1,046,363
                                                     ==========    ==========

     First Western's bank subsidiary grants commercial, residential and installment loans to its customers, primarily within the western Pennsylvania and northeastern Ohio regions, with no significant concentrations of credit risk within any specific industry. The bank subsidiary's loan portfolio is diversified; however, a substantial portion of its debtors' ability to honor their obligations is dependent upon the economy within the western Pennsylvania and northeastern Ohio regions. The total loans serviced for others was $3.3 million and $176.1 million at December 31, 1998 and 1997, respectively. During the fourth quarter of 1998, First Western sold most its mortgage loan servicing rights.

     In the normal course of business, loans are extended to directors and executive officers and their associates. All of these loans are on substantially the same terms as loans to other individuals and businesses of comparable creditworthiness. A summary of loan activity for those directors and executive officers and their associates with loan balances in excess of $60,000 for the year ended December 31, 1998 is as follows (in thousands):

                                AMOUNTS
 BALANCE AT                  COLLECTED AND       BALANCE AT
JAN. 1 1998    ADDITIONS     OTHER CHANGES     DEC. 31, 1998
-----------    ---------     -------------     -------------
 1$4,721        $9,733          $11,235           $13,219
                ======          =======           =======

NOTE 5. ALLOWANCE FOR LOAN LOSSES

     Transactions in the allowance for loan losses are summarized as follows (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                 1998       1997       1996
                                                 ----       ----       ----
Balance at beginning of year..................  $18,077    $16,054    $14,148
  Provision for loan losses...................    4,000      4,836      8,288
  Recoveries on loans previously
     charged-off..............................      828      1,108        674
                                                -------    -------    -------
                                                 22,905     21,998     23,110
  Less loans charged-off......................    4,608      3,921      7,056
                                                -------    -------    -------
Balance at end of year........................  $18,297    $18,077    $16,054
                                                =======    =======    =======

     Statement No. 114, "Accounting by Creditors for Impairment of a Loan," as amended, requires an allowance to be established as a component of the allowance for loan losses for certain loans when it is probable that all amounts due pursuant to contractual terms of the loan will not be collected and the recorded investment in the loan exceeds the fair value. Management reviews the impairment status of all loans designated as nonaccrual or which have been classified as "substandard" or "doubtful" by First Western's loan review process. Management does not individually evaluate certain smaller balance, homogeneous loans, such as consumer installment loans and residential mortgage loans, for impairment. These loans are evaluated on an aggregate basis using a formula-based approach in accordance with First Western's policy. All of the loans deemed to be impaired were evaluated using the fair value of the collateral as the measurement standard.

     The following table presents First Western's investment in loans considered to be impaired and related information on those impaired loans (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               1998      1997
                                                               ----      ----
Recorded investment in loans considered to be impaired......  $1,948    $3,276
Loans considered to be impaired that were on a nonaccrual
  basis.....................................................     322       162
Allowance for loan losses related to loans considered to be
  impaired..................................................     490       757
Average recorded investment in impaired loans...............   2,051     3,328
Total interest income recognized on impaired loans..........     185       298
Interest income on impaired loans recognized on a cash
  basis.....................................................      13         9

NOTE 6. PREMISES AND EQUIPMENT

     Premises and equipment consist of the following (in thousands):

                                                             DECEMBER 31,
                                                          ------------------
                                                           1998       1997
                                                           ----       ----
Land....................................................  $ 2,179    $ 1,954
Buildings...............................................   21,724     20,573
Leasehold interests and improvements....................    2,263      2,249
Furniture and fixtures..................................   18,513     15,996
                                                          -------    -------
                                                           44,679     40,772
Less accumulated depreciation and amortization..........   21,516     19,776
                                                          -------    -------
                                                          $23,163    $20,996
                                                          =======    =======

     Provisions for depreciation and amortization charged to other expenses were $2,631,000, $2,312,000 and $2,205,000 for 1998, 1997 and 1996, respectively.

NOTE 7. OTHER ASSETS

     Other assets consist of the following (in thousands):

                                                             DECEMBER 31,
                                                          ------------------
                                                           1998       1997
                                                           ----       ----
Receivable from paying agent............................  $53,241    $    15
Accrued interest receivable.............................   11,608      9,890
Net deferred tax benefit................................    2,191      2,172
Other real estate owned.................................      617        382
Other...................................................    3,692      3,062
                                                          -------    -------
                                                          $71,349    $15,521
                                                          =======    =======

NOTE 8. DEPOSITS

     Time deposits include certificates of deposit issued in denominations of $100,000 or more, which amounted to $99,823,000 and $92,108,000 at December 31, 1998 and 1997, respectively. Interest expense on these certificates was $5,944,000, $5,375,000 and $3,898,000 for 1998, 1997 and 1996, respectively.

     At December 31, 1998, the scheduled maturities of certificates of deposit are as follows (in thousands):

1999........................................................  $643,742
2000........................................................   107,386
2001........................................................    24,433
2002........................................................    10,470
2003 and thereafter.........................................    26,251
                                                              --------
                                                              $812,282
                                                              ========

NOTE 9. REPURCHASE AGREEMENTS AND SECURED LINES OF CREDIT

     First Western's subsidiaries have repurchase agreements with various wholesale funding sources and certain retail customers. First Western's liability for repurchase agreements and secured lines of credit is as follows (in thousands):

                                 DECEMBER 31, 1998            DECEMBER 31, 1997
                             -------------------------    -------------------------
                                           WEIGHTED                     WEIGHTED
    REMAINING MATURITY        AMOUNT     AVERAGE RATE      AMOUNT     AVERAGE RATE
    ------------------        ------     ------------      ------     ------------
Next business day..........  $  6,420        4.56%        $  7,356        5.88%
31 days to 90 days.........        --          --           32,050        5.21
91 days to one year........    43,700        6.13           18,650        5.93
Over one year..............   172,500        5.44           63,700        6.02
                             --------        ----         --------        ----
                             $222,620        5.55%        $121,756        5.79%
                             ========        ====         ========        ====

     At December 31, 1998, the weighted average life of repurchase agreements with a remaining maturity in excess of one year was 8.9 years based on the stated maturity of the repurchase agreements, however, many of these repurchase agreements have call provisions. The weighted average life of First Western's repurchase agreements with a remaining maturity in excess of one year based on the call dates was 2.2 years at December 31, 1998.

     First Western's repurchase agreements and secured lines of credit are secured by U.S. Treasury securities, securities issued by U.S. government agencies and corporations, mortgage-backed securities and securities issued by states and political subdivisions.

NOTE 10. ADVANCES FROM THE FEDERAL HOME LOAN BANK

     Advances from the FHLB with original maturities greater than one year mature as follows (in thousands):

                                 DECEMBER 31, 1998            DECEMBER 31, 1997
                             -------------------------    -------------------------
                                           WEIGHTED                     WEIGHTED
                              AMOUNT     AVERAGE RATE      AMOUNT     AVERAGE RATE
                              ------     ------------      ------     ------------
1998.......................                               $ 74,000        5.96%
1999.......................  $ 15,000        5.15%          15,000        5.15
2000.......................    31,400        5.39           30,000        5.78
2002.......................    37,000        5.56           37,000        5.56
2003.......................    50,000        4.55               --          --
2008.......................    45,000        4.59               --          --
                             --------        ----         --------        ----
                             $178,400        4.97%        $156,000        5.75%
                             ========        ====         ========        ====

     The weighted average life of First Western's advances from the FHLB is 4.8 years based on the stated maturity of the advances, however, many of these advances have call provisions at which time the FHLB can convert the interest rate to a variable rate. First Western would have the option to repay the advance, with no penalties, if the FHLB chose to convert the advance to an adjustable rate at the call date. The weighted average life of First Western's advances based on the call dates is 1.6 years.

     Advances from the FHLB are secured by stock in the FHLB of Pittsburgh, qualifying residential first mortgage loans, mortgage-backed securities, certain investment securities and securities available for sale. Certain of these advances are subject to restrictions or penalties in the event of prepayment.

NOTE 11. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998       1997
                                                               ----       ----
Revolving credit note with a bank, due in 2003, bearing
  interest at either the bank's variable prime rate adjusted for a factor of minus 1% to minus 0.5% depending on First
  Western's capital levels, a fixed interest rate determined by the bank for periods up to one year or a variable rate
  based on the federal funds rate adjusted by a margin of
  plus 1% to plus 1.25% depending on First Western's capital levels. The maximum available credit under this line is
  $25 million. At December 31, 1998, the interest rate was
  5.32%.....................................................  $23,000    $   --
Term loan payable to bank, due in quarterly installments of
  $390,000 bearing interest at either the bank's variable
  prime rate or the bank's fully absorbed cost of funds rate plus 1.25% or the bank's Eurodollar rate plus 1.25% as
  selected by First Western at various intervals............       --     3,508
Term loan payable to bank by First Western Employee Stock
  Ownership Trust used to purchase 40,000 shares of First
  Western stock (before stock dividends), guaranteed by
  First Western, bearing interest at the bank's variable
  prime interest rate, payable quarterly by the Employee
  Stock Ownership Trust with principal due in annual
  installments of $150,000. At December 31, 1998, the
  interest rate was 8.25%...................................      600       750
                                                              -------    ------
                                                              $23,600    $4,258
                                                              =======    ======

     Principal repayments are scheduled as follows: $150,000 for 1999, $1,483,000 for 2000, $3,483,000 for 2001, $3,484,000 for 2002 and $15,000,000
for 2003. Certain long-term debt instruments contain financial covenants which, among other things, include limitations on certain types of indebtedness, dividends to First Western shareholders (limited to $5,373,000 at December 31,
1998), and maintenance of certain levels or ratios of net worth, investments in subsidiaries, non-performing assets and interest expense coverage. First Western was in compliance with all such covenants at December 31, 1998.

NOTE 12. INCOME TAXES

     Income taxes are as follows (in thousands):

                                                    YEAR ENDED DECEMBER 31,
                                                   --------------------------
                                                    1998      1997      1996
                                                    ----      ----      ----
Income exclusive of securities gains (losses)....  $6,781    $8,725    $5,960
Net securities gains (losses)....................      (9)       97       344
                                                   ------    ------    ------
                                                   $6,772    $8,822    $6,304
                                                   ======    ======    ======

     The income tax provision consists of (in thousands):

                                                    YEAR ENDED DECEMBER 31,
                                                   --------------------------
                                                    1998      1997      1996
                                                    ----      ----      ----
Taxes currently payable..........................  $6,502    $8,388    $8,397
Deferred tax liability (benefit).................     270       434    (2,093)
                                                   ------    ------    ------
                                                   $6,772    $8,822    $6,304
                                                   ======    ======    ======

     The deferred tax liability (benefit) results from temporary differences in the recognition of revenue and expense for tax and financial statement purposes. The source of these differences and the tax effect of each are as follows (in thousands):

                                                    YEAR ENDED DECEMBER 31,
                                                   -------------------------
                                                   1998     1997      1996
                                                   ----     ----      ----
Unrealized loss on sale of mortgage loans........  $ --    $1,017    ($1,017)
Provision for loan losses........................   (77)     (708)      (667)
Deferred loan origination fees...................   144       186        624
Settlement of tax audit..........................    --        --       (500)
Termination costs relating to credit card sale...    --       225       (276)
Other............................................   203      (286)      (257)
                                                   ----    ------    -------
                                                   $270    $  434    ($2,093)
                                                   ====    ======    =======

     The reconciliation between the federal statutory tax rate and the effective income tax rate is as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                   -------------------------
                                                   1998     1997      1996
                                                   ----     ----      ----
Tax at statutory rate............................  35.0%     35.0%      35.0%
Increases (decreases) in tax resulting from:
  Tax-exempt interest on investment securities
     and loans...................................  (5.7)     (4.9)      (6.3)
  Income on bank-owned life insurance............  (2.0)       --         --
  State income taxes, net of federal benefit.....    --       0.6        0.2
  Settlement of tax audit........................    --        --       (2.1)
  Other, net.....................................   0.1      (0.4)       0.1
                                                   ----    ------    -------
Effective tax rate...............................  27.4%     30.3%      26.9%
                                                   ====    ======    =======

     Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising First Western's net deferred tax asset as of December 31, 1998 and 1997 are as follows (in thousands):

                                                             1998      1997
                                                             ----      ----
Deferred tax assets:
  Allowance for loan losses...............................  $5,678    $5,601
  Intangible assets.......................................     958       919
  Employee benefit plans..................................     724       578
  Deferred directors' fees................................     399       406
  Other...................................................     233       507
                                                            ------    ------
     Total deferred tax assets............................   7,992     8,011
                                                            ------    ------
Deferred tax liabilities:
  Purchase accounting adjustments.........................     789     1,108
  Unrealized appreciation in securities available for
     sale.................................................   2,926     2,931
  Difference between book and tax basis of property.......     607       464
  Loan origination fees...................................   1,479     1,336
                                                            ------    ------
     Total deferred tax liabilities.......................   5,801     5,839
                                                            ------    ------
     Net deferred tax assets..............................  $2,191    $2,172
                                                            ======    ======

NOTE 13. EMPLOYEE BENEFIT PLANS

  Pension benefits

     First Western has a noncontributory qualified defined benefit pension plan (the "Plan") that covers substantially all full-time employees. Pension benefits are based on a formula taking into consideration an employee's vesting status, compensation and years of service. First Western's funding policy is to make annual contributions to the Plan based upon the funding formula developed by the Plan's actuary. The formula used by the Plan is the Frozen Initial Liability Method. The minimum funding commitments for 1998, 1997 and 1996 were $0, $326,000 and $0, respectively.

     As part of a restructuring program, First Western amended the pension plan in 1992 to provide special retirement benefits under an early retirement window program and a supplemental plan (the "Unfunded Plan"). The Unfunded Plan also includes a special defined benefit plan arrangement that was made for an executive officer during 1997. First Western makes contributions to the Unfunded Plan to the extent necessary to make the benefit payments to the participants.

     The following tables summarize benefit obligation and plan asset activity for the pension plans (in thousands):

                                                           1998       1997
                                                           ----       ----
Change in benefit obligation
  Benefit obligation at beginning of year...............  $16,349    $14,011
  Service cost..........................................      679        545
  Interest cost.........................................    1,094      1,040
  Plan amendments.......................................        8         12
  Benefits paid.........................................     (719)      (720)
  Actuarial gain........................................      347      1,461
                                                          -------    -------
  Benefit obligation at end of year.....................  $17,758    $16,349
                                                          =======    =======

                                                           1998       1997
                                                           ----       ----
Change in plan assets
  Fair value at beginning of year.......................  $15,944    $13,779
  Actual return on plan assets..........................    2,319      2,463
  Employer contributions................................       89        422
  Benefits paid.........................................     (719)      (720)
                                                          -------    -------
  Fair value at end of year.............................  $17,633    $15,944
                                                          =======    =======
Reconciliation of funded status
  Funded status.........................................  $  (125)   $  (404)
  Unrecognized actuarial (gain) loss....................      (76)       571
  Unrecognized transition asset.........................     (420)      (484)
  Unrecognized prior service cost.......................      (63)       (81)
                                                          -------    -------
  Net amount recognized at year-end.....................  $  (684)   $  (398)
                                                          =======    =======
Additional year-end information on the Unfunded Plan
  Projected benefit obligation..........................  $   752    $   753
  Accumulated benefit obligation........................      748        750
  Fair value of plan assets.............................       --         --
Weighted average assumptions as of December 31
  Discount rate.........................................     6.75%      7.00%
  Expected return on plan assets........................     8.50       8.50
  Rate of compensation increase.........................     5.25       5.25

     A summary of the components of net periodic pension expense for the pension plans for 1998, 1997 and 1996 is as follows:

                                                    1998      1997      1996
                                                    ----      ----      ----
Service cost.....................................  $   679   $   545   $   535
Interest cost....................................    1,094     1,040       971
Expected return on plan assets...................   (1,328)   (1,142)   (1,097)
Amortization of prior service cost...............      (10)      (11)      (11)
Amortization of transition obligation............      (64)      (64)      (64)
Recognized actuarial (gain) or loss..............        4         2         5
                                                   -------   -------   -------
Net periodic pension expense.....................  $   375   $   370   $   339
                                                   =======   =======   =======

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     First Western provides health care benefits for a certain group of retirees and life insurance for substantially all of its retired employees. The following tables summarize benefit obligation and plan asset activity for the postretirement benefit plans (in thousands):

                                                           1998       1997
                                                           ----       ----
Change in benefit obligation
  Benefit obligation at beginning of year...............  $ 1,011    $   971
  Service cost..........................................       26         21
  Interest cost.........................................       62         70
  Plan amendments.......................................       30         --
  Benefits paid.........................................     (120)      (133)
  Actuarial (gain) or loss..............................      (62)        82
                                                          -------    -------
  Benefit obligation at end of year.....................  $   947    $ 1,011
                                                          =======    =======

                                                           1998       1997
                                                           ----       ----
Change in plan assets
  Fair value at beginning of year.......................  $    --    $    --
  Employer contributions................................      120        133
  Benefits paid.........................................     (120)      (133)
                                                          -------    -------
  Fair value at end of year.............................  $    --    $    --
                                                          =======    =======
Reconciliation of funded status
  Funded status.........................................  $  (947)   $(1,011)
  Unrecognized actuarial (gain) loss....................     (317)      (280)
  Unrecognized transition asset.........................      309        387
  Unrecognized prior service cost.......................     (181)      (225)
                                                          -------    -------
  Net amount recognized at year-end.....................  $(1,136)   $(1,129)
                                                          =======    =======
Additional year-end information on the postretirement
  benefit plans
  Benefit obligation....................................  $   947    $ 1,011
  Fair value of plan assets.............................       --         --
Weighted average assumptions as of December 31
  Discount rate.........................................     6.75%      7.00%
  Rate of compensation increase.........................     5.25       5.25

     A summary of the components of net postretirement benefit cost for 1998, 1997 and 1996 is as follows:

                                                          1998   1997   1996
                                                          ----   ----   ----
Service cost............................................  $ 26   $ 21   $ 20
Interest cost...........................................    62     70     74
Amortization of prior service cost......................   (14)   (17)   (17)
Amortization of transition obligation...................    77     77     77
Recognized actuarial gain...............................   (25)   (22)    (5)
                                                          ----   ----   ----
Net postretirement benefit cost.........................  $126   $129   $149
                                                          ====   ====   ====

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 6.2% for 1999 and is expected to decrease linearly each successive year until it reaches 5% in 2002. As of December 31, 1998, a one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation by approximately $22,000 and the net periodic postretirement health care cost for the year ended December 31, 1998 by approximately $1,000 and a one percentage point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation by approximately $21,000 and the net periodic postretirement health care cost for the year ended December 31, 1998 by approximately $1,000.

OTHER BENEFIT PLANS

     First Western also has a 401(k) Profit-Sharing and Stock Bonus Plan. Contributions to the plan are made annually at the discretion of First Western's Board of Directors and amounted to $1,098,000, $1,164,000 and $937,000 for 1998, 1997 and 1996, respectively.

     During 1996, the Employee Stock Ownership Plan (the "ESOP") acquired 60,000 shares (adjusted for stock dividends) of First Western common stock with a loan of $1,050,000 from an unrelated bank. This loan is to be repaid in seven annual installments of $150,000 beginning in December 1996. A total of 8,571 shares were allocated to plan participants in both 1998 and 1997 in accordance with the terms of the plan. Distributions are made upon an employee's retirement, death or termination, subject to a plan-provided vesting schedule. For financial reporting purposes, the ESOP loans and the related shares have been reflected on First Western's consolidated balance sheets to the extent of the unpaid loan balance.

NOTE 14. STOCK OPTION PLAN

     First Western has an Incentive Stock Option Plan for Key Officers (the "ISO Plan") which was adopted on January 21, 1991. Under the ISO Plan, as amended, 802,994 shares of common stock have been reserved for issuance. The Board's Compensation Committee grants options to certain key employees, at an option price equal to the fair market value of First Western's common stock on the date of grant. The options granted generally become exercisable between two and seven years from the date of grant, and are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. The total shares reserved for issuance, options granted and the option price per share have been adjusted for subsequent stock dividends in accordance with terms of the ISO Plan. The ISO Plan has a life of ten years during which time the options must be granted. Options previously granted must be exercised within ten years of date of grant.

     On April 21, 1998, First Western's shareholders approved the Equity Compensation Plan for Non-Employee Directors of First Western Bancorp, Inc. and First Western Bank, N.A. (the "Directors' Plan") which provides for the payment of directors fees in stock options and restricted stock. Under the terms of the Directors' Plan, 200,000 share of common stock have been reserved for issuance. During 1998, 22,977 options were issued to directors at an option price equal to the fair market value of First Western stock on the date of the grant. Beginning in 1998, First Western issued restricted stock to directors as payment for their regular meeting fees. The restricted shares cannot be traded for a two year period. First Western issued 3,701 shares of restricted stock to directors during 1998.

     The changes in options outstanding under both plans during 1998, 1997 and 1996 were as follows:

                                             1998                  1997                  1996
                                      -------------------   -------------------   -------------------
                                                WEIGHTED              WEIGHTED              WEIGHTED
                                                 AVERAGE               AVERAGE               AVERAGE
                                                EXERCISE              EXERCISE              EXERCISE
                                      SHARES      PRICE     SHARES      PRICE     SHARES      PRICE
                                      ------      -----     ------    ---------   ------      -----
Outstanding, January 1..............  391,451    $11.74     373,237    $10.14     378,490    $ 9.75
Granted.............................   90,127     29.16      46,950     21.33      22,500     17.75
Exercised...........................  (13,000)     4.50     (28,736)     6.58     (27,303)    11.03
Cancelled...........................     (500)    30.19          --        --        (450)    13.33
                                      -------    ------     -------    ------     -------    ------
Outstanding, December 31............  468,078    $15.28     391,451    $11.74     373,237    $10.14
                                      =======    ======     =======    ======     =======    ======
Exercisable, December 31............  348,226    $11.84     320,551    $ 9.99     297,506    $ 9.54
                                      =======    ======     =======    ======     =======    ======
Available for Grant, December 31....  423,642               313,269               360,219
                                      =======               =======               =======
Weighted average fair value of
  options granted during the year...             $ 7.62                $ 5.05                $ 3.87
                                                 ======                ======                ======

     The following table summarizes information about stock options outstanding at December 31, 1998:

                               OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                     ---------------------------------------      -----------------------
                                      WEIGHTED
                                      AVERAGE       WEIGHTED                     WEIGHTED
                                     REMAINING      AVERAGE                      AVERAGE
   RANGE OF            NUMBER       CONTRACTUAL     EXERCISE        NUMBER       EXERCISE
EXERCISE PRICES      OUTSTANDING        LIFE         PRICE        EXERCISABLE     PRICE
---------------      -----------    ------------     -----        -----------     -----
         $ 4.50        111,376       2.1 years       $ 4.50         111,376       $ 4.50
          13.33        197,625             6.0        13.33         197,625        13.33
          17.75         22,500             7.8        17.75          10,800        17.75
          21.33         46,950             8.3        21.33           5,448        21.33
          22.06          1,598             9.8        22.06           1,598        22.06
          23.56         12,000             9.7        23.56              --        23.56
          30.19         76,029             9.3        30.19          21,379        30.19
---------------        -------       ---------       ------         -------       ------
$4.50 to $30.19        468,078             6.0       $15.28         348,226       $11.84
===============        =======       =========       ======         =======       ======

     First Western has adopted the disclosure-only provisions of Statement No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the ISO and Directors' Plans. If First Western had elected to recognize compensation cost for the ISO and Directors' Plans based on the fair value at the grant dates for awards under the ISO and Directors' Plans, consistent with the method prescribed by Statement No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated below:

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                 1998       1997       1996
                                                 ----       ----       ----
Net income (in thousands):
  As reported.................................  $17,923    $20,282    $17,127
  Pro forma...................................   17,542     20,135     17,019
Basic earnings per share:
  As reported.................................  $  1.61    $  1.80    $  1.49
  Pro forma...................................     1.57       1.79       1.48
Diluted earnings per share:
  As reported.................................  $  1.58    $  1.77    $  1.47
  Pro forma...................................     1.54       1.76       1.46

     The fair value of First Western's stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at the grant date using the Black-Scholes option pricing model with the following assumptions:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                         1998     1997     1996
                                                         ----     ----     ----
Dividend yield.........................................   2.0%     2.5%     3.0%
Expected volatility....................................  20.2     19.6     21.0
Discount rate..........................................   5.7      6.8      6.2
Expected holding period in years.......................     8        5        5

     The fair value of stock options, calculated using the Black-Scholes option pricing model, granted during 1998, 1997 and 1996 were $687,000, $237,000 and $87,000, respectively.

NOTE 15. COMMITMENTS AND CONTINGENT LIABILITIES

     In the normal course of business, there are various outstanding commitments to extend credit and standby letters of credit which are not reflected in the accompanying consolidated financial statements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by First Western to guarantee the performance of a customer to a third party. First Western uses the same credit policies in making commitments as it does for on-balance sheet instruments. Firm commitments to extend credit at December 31, 1998 of $277,309,000 consist of commercial, mortgage and other commitments of $205,241,000 and home equity lines of credit of $72,068,000. Standby letters of credit at December 31, 1998 totaled $13,101,000. Credit-related financial instruments have off-balance sheet credit risk, because only origination fees (if any) are recognized in the consolidated balance sheet for these instruments until the commitments are fulfilled or expire. The credit risk involved in issuing guarantees and letters of credit is essentially the same as that involved in extending loans to customers. The credit risk amounts are equal to the notional amounts of the contracts, assuming, in accordance with the requirements of FASB Statement No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," that counterparties fail completely to meet their obligations and the collateral or other security is of no value. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements. First Western's credit loss risk in the event of a borrower's inability to repay loans funded under commitments is represented by the contractual amount. These commitments represent the possibility of additional credit risk; however, management believes that no material losses, beyond its current evaluation of such in determining the adequacy of the allowance for loan losses, will occur as a result of these transactions.

     First Western's obligation for future minimum lease payments on operating leases at December 31, 1998 is as follows (in thousands):

               FUTURE MINIMUM LEASE PAYMENTS
               -----------------------------
1999.................................................  $609
2000.................................................   481
2001.................................................   393
2002.................................................   292
2003.................................................   240

     In the normal course of business, First Western is involved in several legal proceedings. Management believes that the liability, if any, from such proceedings will not have a material adverse effect on the consolidated financial statements of First Western.

NOTE 16. REGULATORY RESTRICTIONS

     First Western is a legal entity separate and distinct from its subsidiaries and there are various legal and regulatory limitations concerning the extent to which certain of these subsidiaries can finance or otherwise provide funds to First Western.

     Certain restrictions exist regarding the ability of certain of the subsidiaries to pay dividends to First Western, which are the primary source of First Western's revenues, in addition to management and service fees. Under national banking regulations, as promulgated by the Office of the Comptroller of the Currency ("OCC"), First Western Bank, N.A., an OCC-supervised bank, may make payments of dividends without obtaining prior regulatory approval, if the total of all dividends declared by the bank's Board of Directors in a calendar year does not exceed the total of such bank's net profit for that year combined with its retained net profits for the two preceding calendar years less any required transfer to surplus. Under OCC regulations, the total capital available for payment of dividends from First Western Bank, N.A. was approximately $17,940,000 at December 31, 1998.

     The OCC has the power to prohibit any act, including the payment of dividends, if, in their opinion, such act would constitute an unsafe or unsound banking practice.

     First Western and its banking subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on First Western's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Western and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. First Western's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require First Western and its banking subsidiary to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that First Western and its banking subsidiary meet all capital adequacy requirements to which they are subject.

     As of December 31, 1998 and 1997, First Western and its subsidiaries were considered to be well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes may have changed First Western's category.

                                                                                    TO BE WELL
                                                                                    CAPITALIZED
                                                                                   UNDER PROMPT
                                                                 FOR CAPITAL        CORRECTIVE
                                                                  ADEQUACY            ACTION
                                                ACTUAL            PURPOSES          PROVISIONS
                                            ---------------    ---------------    ---------------
                                            AMOUNT    RATIO    AMOUNT    RATIO    AMOUNT    RATIO
                                            ------    -----    ------    -----    ------    -----
                                                           (DOLLARS IN THOUSANDS)
AS OF DECEMBER 31, 1998
Total Capital to Risk-Weighted Assets:
  Consolidated............................  124,423    9.79%   101,711   8.00%        N/A     N/A
  First Western Bank, N.A.................  135,129   10.75%   100,519   8.00%    125,649   10.00%
Tier I Capital to Risk-Weighted Assets:
  Consolidated............................  107,074    8.42%    50,856   4.00%        N/A     N/A
  First Western Bank, N.A.................  119,391    9.50%    50,260   4.00%     75,389    6.00%
Tier I Capital to Average Assets:
  Consolidated............................  107,074    5.00%    64,291   3.00%        N/A     N/A
  First Western Bank, N.A.................  119,391    5.65%    63,346   3.00%    105,577    5.00%
AS OF DECEMBER 31, 1997
Total Capital to Risk-Weighted Assets:
  Consolidated............................  161,632   14.85%    87,060   8.00%        N/A     N/A
  First Western Bank, N.A.................  126,863   12.00%    84,593   8.00%    105,742   10.00%
Tier I Capital to Risk-Weighted Assets:
  Consolidated............................  147,974   13.60%    43,530   4.00%        N/A     N/A
  First Western Bank, N.A.................  113,586   10.74%    42,297   4.00%     63,445    6.00%
Tier I Capital to Average Assets:
  Consolidated............................  147,974    8.73%    50,859   3.00%        N/A     N/A
  First Western Bank, N.A.................  113,586    6.84%    49,806   3.00%     83,011    5.00%

     First Western's banking subsidiary is also subject to certain restrictions imposed by federal law on extensions of credit and certain other transactions with First Western, including borrowing from this subsidiary unless the loans are both well-secured and limited in amount to no more than 10% of the lending subsidiary's capital and surplus. The banking subsidiary is also required to maintain average reserve balances with the district Federal Reserve Bank. The average amount of these balances was approximately $4,924,000 and $3,500,000 for the years ended December 31, 1998 and 1997, respectively.

NOTE 17. SUPPLEMENTAL SCHEDULES OF NONCASH ACTIVITIES

     Noncash activities for the years ended December 31, 1998, 1997 and 1996 were as follows (in thousands):

                                                                1998       1997        1996
                                                                ----       ----        ----
Supplemental schedule of noncash investing activity:
  Securities purchased settling after year end..............  $ 53,385    $ 1,299    $      7
                                                              ========    =======    ========
  Securities sold settling after year end...................  $ 53,241    $    15    $      4
                                                              ========    =======    ========
  Loans acquired in branch acquisition......................  $ 73,677    $    --    $     --
                                                              ========    =======    ========
  Transfer of investment securities to securities available
     for sale...............................................  $192,953    $    --    $     --
                                                              ========    =======    ========
  Transfer of loans to other real estate owned..............  $  1,811    $ 1,130    $  1,233
                                                              ========    =======    ========
  Transfer of loans to loans held for sale..................  $     --    $34,036    $154,935
                                                              ========    =======    ========
  Net change in accumulated other comprehensive income......  $    (14)   $ 7,015    $ (2,474)
                                                              ========    =======    ========
Supplemental schedule of noncash financing activity:
  Deposits assumed in branch acquisitions...................  $383,842    $37,296    $     --
                                                              ========    =======    ========
  Deposits sold in branch dispositions......................  $ 46,702    $15,363    $     --
                                                              ========    =======    ========
  Issuance of common stock, at par, for a 50% stock
     dividend...............................................  $     --    $19,635    $     --
                                                              ========    =======    ========

NOTE 18. FAIR VALUES OF FINANCIAL INSTRUMENTS

     The fair values of First Western's financial instruments as of December 31, 1998 and 1997 are as follows (in thousands):

                                                       1998                       1997
                                              -----------------------    -----------------------
                                               CARRYING       FAIR        CARRYING       FAIR
                                                AMOUNT       VALUE         AMOUNT       VALUE
                                                ------       -----         ------       -----
Assets:
  Cash and due from banks...................  $   45,997   $   45,997    $   40,973   $   40,973
  Interest-bearing deposits in other
     banks..................................       2,960        2,960         6,836        6,836
  Securities available for sale.............     868,699      868,699       324,521      324,521
  Investment securities, held to maturity...          --           --       100,151      101,289
  Mortgage-backed securities, held to
     maturity...............................          --           --       132,673      131,942
  Loans held for sale.......................      15,475       15,672        39,840       40,332
  Loans.....................................   1,131,206    1,121,061     1,041,263    1,033,991
  Bank-owned life insurance.................      26,410       26,410        25,000       25,000
Liabilities:
  Demand and savings deposits...............     676,474      676,474       524,555      524,555
  Time deposits.............................     812,282      820,431       667,784      670,562
  Federal funds purchased and other
     short-term borrowings..................      61,078       61,078        81,773       81,773
  Repurchase agreements and secured lines of
     credit.................................     222,620      218,345       121,756      122,330
  Advances from the Federal Home Loan
     Bank...................................     178,400      173,651       156,000      154,702
  Long-term debt............................      23,600       23,600         4,258        4,258
  Corporation-obligated mandatorily
     redeemable capital securities of
     subsidiary trust holding solely junior
     subordinated debentures of the
     Corporation............................      23,877       27,656        23,837       27,375
Off-balance sheet instruments:
  Interest rate swaps.......................          --           --            --          (33)

     The estimated fair value amounts have been determined by First Western using available market information and appropriate valuation methodologies. However, judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts First Western could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

CASH AND DUE FROM BANKS

     For cash and due from banks, the carrying amount is the estimated fair value.

INTEREST-BEARING DEPOSITS IN OTHER BANKS AND FEDERAL FUNDS SOLD

     For interest-bearing deposits in other banks and federal funds sold, the carrying amount is the estimated fair value.

SECURITIES AVAILABLE FOR SALE, INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES, HELD TO MATURITY

     Fair values for investment securities, mortgage-backed securities and securities available for sale are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

LOANS HELD FOR SALE

     Fair values for loans held for sale are based on quoted market prices.

LOANS

     For certain homogeneous categories of loans, such as some residential mortgages and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. It was not practicable to estimate fair value of nonperforming loans of approximately $4.8 million and $5.1 million in First Western's portfolio at December 31, 1998 and 1997, respectively, because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. Interest rates on such loans approximate current lending rates.

BANK-OWNED LIFE INSURANCE

     For bank-owned life insurance, the carrying amount is the cash surrender value of the policies and the carrying value is also the estimated fair value.

DEMAND AND SAVINGS DEPOSITS

     The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. No disclosure of the relationship value of First Western's deposits is required. Management believes the relationship value of these deposits is significant based upon the historical stable core deposit base and limited secondary market transactions, but has made no attempt to estimate this value.

TIME DEPOSITS

     The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

FEDERAL FUNDS PURCHASED AND OTHER SHORT-TERM BORROWINGS

     The fair value of federal funds purchased and other short-term borrowings is the amount payable at the reporting date.

REPURCHASE AGREEMENTS, SECURED LINES OF CREDIT, ADVANCES FROM THE FEDERAL HOME LOAN BANK, LONG-TERM DEBT AND CORPORATION-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE CORPORATION

     Rates currently available to First Western for borrowings with similar terms and remaining maturities are used to estimate the fair values of existing borrowings.

OFF-BALANCE SHEET COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT

     The fair value of off-balance sheet commitments to extend credit and standby letters of credit is estimated to equal the outstanding commitment amount. Management does not believe it is meaningful to provide an estimate of fair value that differs from the outstanding commitment amount as a result of the uncertainties involved in attempting to assess the likelihood and timing of the commitment being drawn upon, coupled with the lack of an established market and a wide diversity of fee structures.

OFF-BALANCE SHEET INSTRUMENTS

     The fair values of interest rate swaps are based on pricing models using current interest rate and maturity assumptions.

NOTE 19. OFF-BALANCE SHEET INSTRUMENTS

     First Western has used interest rate swaps to help manage its exposure to changes in interest rates. At December 31, 1997, First Western used interest rate swaps to synthetically convert certain adjustable rate borrowings to fixed rates. These swaps matured during 1998. At December 31, 1998, First Western did not have any interest rate swaps or other off-balance sheet instruments. The summary information with respect to First Western's interest rate swaps at December 31, 1997 is as follows (dollars in thousands):

Notional amount.............................................  $30,000
Unrealized gains............................................        9
Unrealized losses...........................................      (42)
Weighted average receive variable rate......................     5.86%
Weighted average pay fixed rate.............................     6.14%
Life (years)................................................      0.7

NOTE 20. BRANCH OFFICE PURCHASES AND SALES

     On September 19, 1997, First Western completed its purchase of the Chicora, Pennsylvania branch office of Mellon Bank. This branch had approximately $37 million of deposits as of the date of acquisition, and First Western paid a premium of approximately $3.5 million to acquire this branch. During the third quarter of 1997, First Western completed the sale of its Slippery Rock, Pennsylvania branch office. This branch had approximately $4 million of deposits, and First Western realized a gain of $325,000 from the sale. During October 1997, First Western completed the sale of its Oil City, Pennsylvania branch office. This branch had approximately $12 million of deposits, and First Western realized a gain of $283,000 from this sale.

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

     On October 14, 1998, First Western announced the sale of the recently acquired Punxsutawney, Ebensburg, Barnesboro and Kiski Valley branches to three banks that are unrelated to First Western. As part of this transaction, First Western will acquire the deposits and consumer loans of a branch in Moon Township, Allegheny County, Pennsylvania from one of these banks. First Western sold these branches because they were not located near First Western's core banking markets. These branches were acquired in June 1998 from PNC Bank as part of a 16 branch purchase. The remaining twelve branches from the PNC branch purchase are located within First Western's strategic market. The four branches that are being sold have approximately $139 million of deposits and $25 million of consumer loans. The Moon Township branch to be acquired by First Western has approximately $10 million of deposits and $2.7 million of consumer loans. The sales and purchase are expected to be completed in February 1999. Management expects that no gain or loss will be recognized on the sales of these offices.

NOTE 21. TRUST PREFERRED CAPITAL SECURITIES

     On February 11, 1997, First Western completed the private placement of $25 million of 9.875% capital securities due February 1, 2027 issued by Capital Trust. Securities of this type received approval in October 1996 from the Federal Reserve Board to qualify as Tier I capital, and the interest payable thereon is currently considered to be tax-deductible. Proceeds of the issue were invested by Capital Trust in junior subordinated debentures issued by First Western. Net proceeds from the sale of the debentures have been used for general corporate purposes, including, but not limited to, repurchase of shares of First Western's common stock and investments in and advances to First Western's subsidiaries. Interest payments to the holders of the trust preferred securities are recorded as minority interest expense.

NOTE 22. EARNINGS PER SHARE

     Income and shares in thousands:

                                 FOR THE YEAR ENDED                        FOR THE YEAR ENDED
                                  DECEMBER 31, 1998                         DECEMBER 31, 1997
                       ---------------------------------------   ---------------------------------------
                         INCOME         SHARES       PER SHARE     INCOME         SHARES       PER SHARE
                       (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                       -----------   -------------    ------     -----------   -------------    ------
Basic earnings
per share:
 Income available to
   shareholders......    $17,923        11,150         $1.61       $20,282        11,242         $1.80
Effect of dilutive
securities:
Stock options........         --           219                          --           204
                         -------        ------         -----       -------        ------         -----
Diluted earnings
per share:
 Income available to
   shareholders......    $17,923        11,369         $1.58       $20,282        11,446         $1.77
                         =======        ======         =====       =======        ======         =====

                                 FOR THE YEAR ENDED
                                  DECEMBER 31, 1996
                       ---------------------------------------
                         INCOME         SHARES       PER SHARE
                       (NUMERATOR)   (DENOMINATOR)    AMOUNT
                       -----------   -------------    ------
Basic earnings
per share:
 Income available to
   shareholders......    $17,127        11,510         $1.49
Effect of dilutive
securities:
Stock options........         --           159
                         -------        ------         -----
Diluted earnings
per share:
 Income available to
   shareholders......    $17,127        11,669         $1.47
                         =======        ======         =====

NOTE 23. PENDING ACQUISITION

     On December 13, 1998, First Western's Board of Directors approved a definitive agreement to be acquired by Sky Financial Group, Inc. ("Sky Financial"). Under the terms of the agreement, First Western's shareholders will receive 1.211 shares of Sky Financial common stock for each share of First Western common stock in a tax-free exchange. The merger is intended to be accounted for as a pooling-of-interests. In connection with this agreement, First Western has issued an option to Sky Financial to purchase up to 19.9% of outstanding shares of First Western, at an exercise price of $28.50 per share, which is exercisable only upon the occurrence of certain events. The merger transaction is subject to shareholder and regulatory approval and is expected to be completed during the third quarter of 1999.

NOTE 24. RESTRUCTURING CHARGE

     During the fourth quarter of 1998, First Western completed its "Profit Improvement Initiative" which had the goal of reducing First Western's operating expenses. This program resulted in the elimination of approximately 70 positions at First Western. Of the approximately 70 positions eliminated, 49 of the positions were full-time positions including five executive level positions. First Western eliminated positions throughout the organization affecting all departments. The largest number of positions were eliminated from the bank branches which also had the largest number of employees.

     The severance benefits to be paid to the terminated employees varied depending on their length of service and position held. The cost of the severance benefits for the terminated employees of $1.5 million was recorded during the fourth quarter of 1998 as a restructuring charge. Some of the terminated employees have deferred their severance payments for a period of up to two years. All of the employees identified by First

Western for severance in the Profit Improvement Initiative have been terminated. First Western has not made any adjustments or changes to the restructuring charge or the remaining accrual for severance benefits.

     At December 31, 1998, the remaining accrual for severance benefits was $1.3 million.

NOTE 25 PARENT COMPANY

     Following are condensed financial statements for First Western (in thousands).

                                 BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                                ----        ----
ASSETS:
  Cash and short-term investments...........................  $     --    $  1,299
  Investment in:
     Bank subsidiary........................................   182,696     124,514
     Nonbank subsidiaries...................................    18,958      39,914
  Premises and equipment....................................     5,493       5,079
  Other assets..............................................     1,531         882
                                                              --------    --------
          TOTAL ASSETS......................................  $208,678    $171,688
                                                              ========    ========
LIABILITIES:
  Interest payable..........................................  $  1,221    $  1,103
  Other liabilities.........................................     2,267       2,608
  Long-term debt............................................    56,169      29,135
                                                              --------    --------
          TOTAL LIABILITIES.................................    59,657      32,846
                                                              --------    --------
SHAREHOLDERS' EQUITY:
  Preferred stock, no stated value, 4,000,000 shares
     authorized, none issued................................        --          --
  Common stock, $5 par value, 20,000,000 shares authorized,
     11,866,002 and 11,786,811 shares issued and 11,146,443
     and 11,132,253 shares outstanding......................    59,330      58,934
  Additional paid-in capital................................     4,239       2,611
  Retained earnings.........................................   100,202      90,090
  Treasury stock, 685,273 and 611,700 shares at cost........   (14,150)    (12,043)
  Unallocated common stock held by ESOP (at cost)...........      (600)       (750)
                                                              --------    --------
          TOTAL SHAREHOLDERS' EQUITY........................   149,021     138,842
                                                              --------    --------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........  $208,678    $171,688
                                                              ========    ========

                              STATEMENTS OF INCOME

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1998       1997        1996
                                                                ----       ----        ----
Cash dividends from:
  Bank subsidiary...........................................  $  2,000    $22,500    $  8,000
  Nonbank subsidiaries......................................    19,110     16,310         250
Interest income from:
  Bank subsidiary...........................................        39         59          66
Interest income on investment securities....................        --         --         145
Interest income on securities available for sale............        --         --         211
Interest expense............................................    (3,916)    (2,883)       (555)
Management and service fees from:
  Bank subsidiary...........................................    13,208     11,860      11,145
  Nonbank subsidiaries......................................        --        166         163
Net securities gains (losses)...............................        --         --         465
Other operating income......................................         4          3           3
Other operating expenses....................................   (14,528)   (15,566)    (13,302)
                                                              --------    -------    --------
Income before tax benefit and equity in undistributed
  earnings of subsidiaries..................................    15,917     32,449       6,591
Income tax benefit..........................................    (1,781)    (2,250)       (576)
                                                              --------    -------    --------
Income before equity in undistributed earnings of
  subsidiaries..............................................    17,698     34,699       7,167
Equity in undistributed earnings of:
  Bank subsidiary...........................................    17,641        102       9,777
  Nonbank subsidiaries......................................   (17,416)   (14,519)        183
                                                              --------    -------    --------
     NET INCOME.............................................  $ 17,923    $20,282    $ 17,127
                                                              ========    =======    ========

                            STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1998       1997       1996
                                                               ----       ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $17,923    $20,282    $17,127
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation.........................................      967        878        765
       Gain on sale of securities available for sale........       --         --       (465)
       Other -- net.........................................     (745)     1,645        884
       Equity in undistributed earnings of subsidiaries.....     (225)    14,417     (9,960)
                                                              -------    -------    -------
          TOTAL ADJUSTMENTS.................................       (3)    16,940     (8,776)
                                                              -------    -------    -------
          NET CASH PROVIDED BY OPERATING ACTIVITIES.........   17,920     37,222      8,351
                                                              -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in bank subsidiary.............................  (37,010)        --         --
  Investment in nonbank subsidiaries........................       --    (42,534)       (10)
  Proceeds from maturities and paydown of investment
     securities.............................................       --         --        981
  Proceeds from sales of securities available for sale......       --         --      1,474
  Purchase of securities available for sale.................       --         --     (1,298)
  Purchase of premises and equipment -- net of
     retirements............................................   (1,378)    (1,703)    (2,248)
                                                              -------    -------    -------
          NET CASH USED IN INVESTING ACTIVITIES.............  (38,388)   (44,237)    (1,101)
                                                              -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt..................   34,711     27,643      2,625
  Payments on long-term debt................................   (7,717)    (6,245)    (3,443)
  Common stock purchased for ESOP...........................       --         --     (1,050)
  Stock allocated to ESOP participants......................      150        150        150
  Proceeds from exercise of stock options...................       41        148        290
  Proceeds from common stock issued for dividend
     reinvestment...........................................    1,774        154         35
  Restricted stock issued...................................      105         --         --
  Treasury stock purchased..................................   (2,135)    (7,801)    (3,471)
  Treasury stock issued.....................................       42         --        264
  Dividends paid on common stock............................   (7,802)    (6,371)    (5,704)
                                                              -------    -------    -------
          NET CASH PROVIDED BY (USED IN) FINANCING
            ACTIVITIES......................................   19,169      7,678    (10,304)
                                                              -------    -------    -------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM
  INVESTMENTS...............................................   (1,299)       663     (3,054)
CASH AND SHORT-TERM INVESTMENTS --
  BEGINNING OF YEAR.........................................    1,299        636      3,690
                                                              -------    -------    -------
CASH AND SHORT-TERM INVESTMENTS -- END OF YEAR..............  $    --    $ 1,299    $   636
                                                              =======    =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest...............................................  $ 3,798    $ 1,810    $   635
                                                              =======    =======    =======
     Income taxes...........................................  $ 7,670    $ 8,426    $ 6,055
                                                              =======    =======    =======
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITY:
  Transfer of investment securities held to maturity and
     securities available for sale to nonbank subsidiary....  $    --    $    --    $ 7,740
                                                              =======    =======    =======
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITY:
  Issuance of common stock, at par, for 50% stock
     dividend...............................................  $    --    $19,635    $    --
                                                              =======    =======    =======

NOTE 26. QUARTERLY EARNINGS SUMMARY (UNAUDITED)

     Quarterly earnings for the years ended December 31, 1998 and 1997 are as follows (in thousands):

                                                                        1998
                                                     ------------------------------------------
                                                     MARCH 31    JUNE 30    SEPT. 30    DEC. 31
                                                     --------    -------    --------    -------
Interest income....................................  $31,394     $32,566    $38,016     $37,757
Interest expense...................................   16,756      17,902     21,811      21,164
                                                     -------     -------    -------     -------
Net interest income................................   14,638      14,664     16,205      16,593
Provision for loan losses..........................    1,000       1,000      1,000       1,000
                                                     -------     -------    -------     -------
Net interest income after provision for loan
  losses...........................................   13,638      13,664     15,205      15,593
Other income.......................................    5,628       3,560      4,722       3,331
Other expenses.....................................   11,428      11,627     13,338      14,253
                                                     -------     -------    -------     -------
Income before income taxes.........................    7,838       5,597      6,589       4,671
Income taxes.......................................    2,219       1,569      1,833       1,151
                                                     -------     -------    -------     -------
Net income.........................................  $ 5,619     $ 4,028    $ 4,756     $ 3,520
                                                     =======     =======    =======     =======
Dividends per share................................  $  0.15     $  0.15    $  0.15     $  0.25
                                                     =======     =======    =======     =======
Basic earnings per share...........................  $  0.50     $  0.36    $  0.43     $  0.32
                                                     =======     =======    =======     =======
Basic weighted average shares outstanding..........   11,149      11,176     11,143      11,131
                                                     =======     =======    =======     =======
Diluted earnings per share.........................  $  0.49     $  0.35    $  0.42     $  0.31
                                                     =======     =======    =======     =======
Diluted average shares outstanding.................   11,376      11,406     11,351      11,341
                                                     =======     =======    =======     =======

                                                                        1997
                                                     ------------------------------------------
                                                     MARCH 31    JUNE 30    SEPT. 30    DEC. 31
                                                     --------    -------    --------    -------
Interest income....................................  $31,319     $31,666    $32,091     $32,247
Interest expense...................................   17,096      16,804     16,836      16,883
                                                     -------     -------    -------     -------
Net interest income................................   14,223      14,862     15,255      15,364
Provision for loan losses..........................    1,974         954        954         954
                                                     -------     -------    -------     -------
Net interest income after provision for loan
  losses...........................................   12,249      13,908     14,301      14,410
Other income.......................................    7,556(1)    3,581      2,766       3,328
Other expenses.....................................   10,974      10,355     10,550      11,116
                                                     -------     -------    -------     -------
Income before income taxes.........................    8,831       7,134      6,517       6,622
Income taxes.......................................    2,959       2,254      1,846       1,763
                                                     -------     -------    -------     -------
Net income.........................................  $ 5,872     $ 4,880    $ 4,671     $ 4,859
                                                     =======     =======    =======     =======
Dividends per share................................  $  0.13     $  0.13    $  0.15     $  0.15
                                                     =======     =======    =======     =======
Basic earnings per share...........................  $  0.51     $  0.43    $  0.42     $  0.44
                                                     =======     =======    =======     =======
Basic weighted average shares outstanding..........   11,427      11,230     11,165      11,150
                                                     =======     =======    =======     =======
Diluted earnings per share.........................  $  0.51     $  0.43    $  0.41     $  0.43
                                                     =======     =======    =======     =======
Diluted average shares outstanding.................   11,596      11,425     11,383      11,377
                                                     =======     =======    =======     =======

---------------
(1) Includes net gains on sales of loans of $4.8 million.