Form 10-K405/A
period 1998-12-31
FIRST WESTERN BANCORP INC
filed 1999-05-13
CIK 740876

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A

                                AMENDMENT NO. 1


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

                   DOCUMENTS INCORPORATED BY REFERENCE: None

The undersigned Registrant hereby amends and restates in its entirety Part II,
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of its Annual Report on Form 10-K for the year ended December 31, 1998, originally filed with the Commission on March 15, 1999.



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


     First Western maintains a loan review program to evaluate the credit risk in its commercial loan portfolio for substantially all commercial loans and commercial real estate loans greater than $200,000. Through the loan review process, First Western maintains a classified account list which, along with the nonperforming and delinquency lists of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as "substandard" are those loans with clear and defined weaknesses, such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the debt. Loans classified as "doubtful" are those loans which have characteristics similar to the substandard accounts but with an increased risk that a loss may occur, or at least a portion of the loan may require a charge-off if liquidated at present. First Western reviews these loans in assessing the adequacy of the allowance for loan losses.

Substandard loans include some loans that are delinquent or on nonaccrual status. As of December 31, 1998, substandard and doubtful loans, including unfunded commitments, totaled $5.5 million.


     In addition to its classified account list and delinquency list of loans, First Western maintains a separate list of "Other Loans Especially Mentioned" ("OLEM"), which further aids First Western in monitoring its loan portfolio. These OLEM loans do not have all the characteristics of a classified loan (substandard or doubtful), but do show potentially weak elements as compared with those of a satisfactory credit. First Western reviews these loans in assessing the adequacy of the allowance for loan losses. Substantially all of the loans on the OLEM list as of December 31, 1998 are current and paying in accordance with loan terms. As of December 31, 1998, OLEM list loans, including unfunded commitments, totaled $8.2 million.





First Western maintains an allowance for possible loan losses to absorb losses inherent in the loan portfolio. The allowance is based on a quarterly assessment of the probable estimated losses inherent in the loan portfolio. First Western's methodology for assessing the appropriateness of the allowance for loan losses consists of several key elements which include:

o  specific allowances for identified problem loans and portfolio segments,

o  formula allowances, and

o  an unallocated reserve

First Western establishes specific reserves for potential problem loans as determined by its loan review program described above. The specific reserves on these loans are determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" taking into account the credit's current operating status, pledged collateral and plans of action for resolving any deficiencies. The specific reserves are usually only considered for First Western's commercial loan portfolio.

First Western maintains formula reserves for all loans not considered by the specific reserve method. The loans that have been assigned specific reserves are excluded from the calculation of the formula reserves. First Western's formula reserves are calculated for each pool of homogeneous loans. First Western establishes formula reserves based on a loan's risk rating according to First Western's loan review program, delinquency status and historical charge-off experience by loan type. The loss factors used in determining the formula reserves for substandard, doubtful and OLEM credits are based on management's judgment of inherent losses from these classifications of loans. First Western establishes formula reserves based on a loan's delinquency status based on a credit's loan type and delinquency aging. The loss factors applied by loan type and delinquency aging are based on management's judgment of inherent losses from these delinquency categories. First Western also establishes formula based reserves for all loan types based on the historical charge-off percentages for each loan type as calculated by pool of homogeneous loans. The historical charge-off percentage used by First Western is based on the greater of First Western's one year or three year historical charge-off averages for each homogeneous loan pool.

These formula reserves are based on First Western's historical charge-off experience. If current charge-off levels deviate from First Western's historical charge-off levels this deviation will be reflected in First Western's ongoing formula reserves and will adjust the allowance for loan losses accordingly.

First Western maintains an unallocated reserve which takes the following factors into consideration:

o  Concentrations of credit

o  Delinquency and nonaccrual trends

o  Local and national economic conditions

o  Changes in lending and collection practices

o  Trends in volume and terms of loans

o Other external factors that could affect the ability of First Western's customers to repay their obligations

Executive management reviews these factors quarterly. If any of these factors affect a specifically identified problem credit or portfolio segment as of the evaluation date, management's estimate of the effect of this condition may be reflected as a specific allowance applicable to this credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's evaluation of the probable loss concerning this condition is reflected in the unallocated allowance.

The composition of First Western's allowance for loan losses was as follows at December 31, 1998 and 1997 (in thousands):

                                  December 31,
                              -------------------
                                1998        1997
                              -------     -------
Specific reserves..........   $ 1,343     $ 1,777
Formula reserves...........     7,355       6,436
Unallocated reserves.......     9,599       9,864
                              -------     -------
Total......................   $18,297     $18,077
                              =======     =======

First Western's specific reserves decreased $434,000 or 24.4% from December 31, 1997 to December 31, 1998 primarily due to the improvement in the financial status of a commercial loan customer along with the foreclosure on a substandard commercial real estate loan which was then classified as other real estate owned.

The formula reserve portion of First Western's allowance for loan losses increased $920,000 or 14.3% primarily due to an increase in average loans outstanding along with increases in First Western's historic loan charge-off ratios, particularly in consumer loans.

The unallocated reserve portion of First Western's allowance for loan losses decreased $266,000 or 3.3% during 1998 due to First Western decreasing its reserve for concentrations of credit with this decrease partially offset by an increase in the reserve for changes in lending and collection practices. The decrease in the reserve related to concentrations of credit reflected a decrease in First Western's exposure to commercial real estate loans, particularly loans secured by hotels and motels. The increase in the reserve relating to changes in lending and collection practices was in response to the rising delinquency level of First Western's indirect loan portfolio.

At December 31, 1998, First Western's average annual net charge-offs for the past five years were $3.5 million, compared with $3.4 million at December 31, 1997. These net charge-offs represented 5.2 years of losses based on the level of the allowance for loan losses at December 31, 1998 and 5.3 years based on the level of the allowance for loan losses at December 31, 1997. Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that First Western will realize in the future.

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


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                First Western Bancorp, Inc.

                                                By /s/ Kenneth J. Romig
                                                   --------------------
                                                   Kenneth J. Romig
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)


Date: May 13, 1999

EXHIBIT                                                              PRIOR FILING OR SEQUENTIAL
NUMBER                       DESCRIPTION                                    PAGE NUMBER
------                       -----------                                    -----------
 23.1    Consent of Deloitte & Touche LLP                     Filed Herewith