Form 10-Q
period 1999-03-31
FIRST WESTERN BANCORP INC
filed 1999-05-14
CIK 740876

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                Form 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             YES    X     NO______


The number of shares outstanding of the Registrant's common stock as of May 13, 1999 was:

          Common Stock, $5.00 par value - 11,172,200 shares outstanding

                        FIRST WESTERN BANCORP, INC.

                                   INDEX

                                                                    Page
                                                                   Number
                                                                   ------
Part I.  Financial Information:

     Item 1. Financial Statements:

             Independent Accountants' Report.......................    3

             Consolidated Balance Sheets:
              March 31, 1999, December 31, 1998 and
              March 31, 1998.......................................    4

             Consolidated Statements of Income:
              Three months ended March 31, 1999
              and three months ended March 31, 1998................    5

             Consolidated Statements of Comprehensive Income:
              Three months ended March 31, 1999
              and three months ended March 31, 1998................    6

             Consolidated Statements of Changes
              in Shareholders' Equity:
              Three months ended March 31, 1999
              and three months ended March 31, 1998................    7

             Consolidated Statements of Cash Flows:
              Three months ended March 31, 1999
              and three months ended March 31, 1998................    8

             Notes to Consolidated Financial Statements............   10

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations.........   13

     Item 3. Quantitative and Qualitative Disclosures about
             Market Risk...........................................   28

Part II.  Other Information:

     Item 1. - Item 6..............................................   28

     Signature.....................................................   29


INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of First Western Bancorp, Inc.

We have reviewed the accompanying consolidated balance sheets of First Western Bancorp, Inc. and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the three-month periods then ended. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of First Western Bancorp, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 25, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
April 14, 1999
                                     3

Part I. Item 1. Financial Information

                                   FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                              (Dollars in thousands)
                                                   (Unaudited)

                                                                     March 31,     December 31,     March 31,
                                                                       1999            1998           1998
                                                                   -------------   ------------   -------------
ASSETS:
-------
Cash and due from banks........................................    $      46,973   $     45,997   $      38,149
                                                                   -------------   ------------   -------------
Interest-bearing deposits with other banks.....................            3,967          2,960           1,727
                                                                   -------------   ------------   -------------
Securities available for sale, at market value
    (amortized cost of $747,922, $860,338 and $366,926)........          752,136        868,699         376,245
                                                                   -------------   ------------   -------------
Investment securities, held to maturity
    (market value of $217,208 at March 31, 1998)...............                -              -         216,750
                                                                   -------------   ------------   -------------
Loans held for sale............................................            3,951         15,475          20,601
                                                                   -------------   ------------   -------------
Loans (net of unearned income of $35,280, $37,821 and $39,658).        1,109,379      1,131,206       1,001,977
Less: Allowance for possible loan losses.......................           18,312         18,297          18,133
                                                                   -------------   ------------   -------------
    Net loans..................................................        1,091,067      1,112,909         983,844
                                                                   -------------   ------------   -------------
Premises and equipment.........................................           22,292         23,163          20,290
                                                                   -------------   ------------   -------------
Bank-owned life insurance......................................           26,765         26,410          25,351
                                                                   -------------   ------------   -------------
Intangible assets..............................................           44,316         60,389           4,836
                                                                   -------------   ------------   -------------
Other assets...................................................           21,242         71,349          16,864
                                                                   -------------   ------------   -------------
            Total Assets.......................................    $   2,012,709   $  2,227,351   $   1,704,657
                                                                   =============   ============   =============
LIABILITIES:
------------
Deposits:
    Noninterest-bearing demand.................................    $     165,162   $    142,162   $     100,118
    Interest-bearing demand....................................           48,448         54,668          43,434
    Savings....................................................          417,038        479,644         360,020
    Time.......................................................          718,304        812,282         634,460
                                                                   -------------   ------------   -------------
            Total deposits.....................................        1,348,952      1,488,756       1,138,032
                                                                   -------------   ------------   -------------

Borrowed funds:
    Federal funds purchased and other short-term borrowings....            2,305         61,078          80,874
    Repurchase agreements and secured lines of credit..........          224,227        222,620         111,964
    Advances from the Federal Home Loan Bank...................          218,400        178,400         177,400
                                                                   -------------   ------------   -------------
            Total borrowed funds...............................          444,932        462,098         370,238
                                                                   -------------   ------------   -------------

Long-term debt.................................................           23,600         23,600           3,868
                                                                   -------------   ------------   -------------
Due to paying agent............................................              478         53,385           1,133
                                                                   -------------   ------------   -------------
Other liabilities..............................................           20,627         26,614          23,349
                                                                   -------------   ------------   -------------
            Total Liabilities..................................        1,838,589      2,054,453       1,536,620
                                                                   -------------   ------------   -------------

Corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated
    debentures of the Corporation..............................           23,887         23,877          23,847
                                                                   -------------   ------------   -------------
SHAREHOLDERS' EQUITY:
---------------------
Preferred stock, no stated value, 4,000,000
    shares authorized, none issued                                             -              -               -
Common stock, $5.00 par value, 20,000,000 shares authorized,
    11,877,044, 11,866,002 and 11,815,398 shares issued and
    11,157,485, 11,146,443 and 11,162,267 shares outstanding...           59,385         59,330          59,077
Additional paid-in capital.....................................            4,449          4,239           3,225
Retained earnings..............................................           98,410         94,767          88,596
Accumulated other comprehensive income.........................            2,739          5,435           6,057
Treasury stock, 685,273, 685,273 and 610,273 shares at cost....          (14,150)       (14,150)        (12,015)
Unallocated common stock held by ESOP (at cost)................             (600)          (600)           (750)
                                                                   -------------   ------------   -------------
            Total Shareholders' Equity.........................          150,233        149,021         144,190
                                                                   -------------   ------------   -------------
            Total Liabilities and Shareholders' Equity.........    $   2,012,709   $  2,227,351   $   1,704,657
                                                                   =============   ============   =============

                  See Notes to Consolidated Financial Statements.

Part I. Item 1. Financial Information

                                   FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF INCOME
                                       (In thousands, except per share data)
                                                   (Unaudited)

                                                                        For the Three Months Ended
                                                                      -----------------------------
                                                                        March 31,       March 31,
                                                                          1999            1998
                                                                      -------------   -------------
INTEREST INCOME:
----------------
Interest and fees on loans........................................    $      22,588   $      22,619
Interest on deposits with other banks.............................               19              29
Interest on securities available for sale.........................           12,790           5,587
Interest and dividends on investment securities:
     Taxable interest.............................................                -           2,162
     Tax-exempt interest..........................................                -             996
Interest on federal funds sold....................................               86               1
                                                                      -------------   -------------
         Total Interest Income....................................           35,483          31,394
                                                                      -------------   -------------
INTEREST EXPENSE:
-----------------
Interest on deposits:
     Demand.......................................................              229             313
     Savings......................................................            2,590           1,940
     Time.........................................................            9,674           8,946
Interest on borrowed funds:
     Federal funds purchased and other short-term borrowings......              223           1,265
     Repurchase agreements and secured lines of credit............            3,075           1,819
     Advances from the Federal Home Loan Bank.....................            2,618           2,396
Interest on long-term debt........................................              347              77
                                                                      -------------   -------------
         Total Interest Expense...................................           18,756          16,756
                                                                      -------------   -------------

NET INTEREST INCOME...............................................           16,727          14,638
     Provision for loan losses....................................            1,125           1,000
                                                                      -------------   -------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES...............           15,602          13,638
                                                                      -------------   -------------
OTHER INCOME:
-------------
Trust fees........................................................              811             804
Service charges on deposit accounts...............................            1,558           1,016
Net securities gains..............................................              216              49
Net gains on loan sales...........................................              193           1,419
Other operating income............................................            1,402           2,340
                                                                      -------------   -------------
         Total Other Income.......................................            4,180           5,628
                                                                      -------------   -------------
OTHER EXPENSES:
---------------
Salaries and wages................................................            4,066           4,144
Employee benefits.................................................            1,377           1,335
Net occupancy expense.............................................              981             820
Equipment rentals, depreciation and maintenance...................              705             668
Amortization of intangible assets.................................            1,199             196
Professional fees.................................................              489             451
Data processing expense...........................................              483             375
Marketing.........................................................              171             623
Minority interest expense.........................................              620             584
Other operating expense...........................................            2,250           2,232
                                                                      -------------   -------------
        Total Other Expenses......................................           12,341          11,428
                                                                      -------------   -------------

INCOME BEFORE INCOME TAXES........................................            7,441           7,838
        Income Taxes..............................................            2,128           2,219
                                                                      -------------   -------------
NET INCOME........................................................    $       5,313   $       5,619
                                                                      =============   =============

BASIC EARNINGS PER SHARE..........................................    $        0.48   $        0.50
                                                                      =============   =============
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING.........................           11,155          11,149
                                                                      =============   =============
DILUTED EARNINGS PER SHARE........................................    $        0.47   $        0.49
                                                                      =============   =============
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING.......................           11,390          11,376
                                                                      =============   =============
DIVIDENDS PER SHARE...............................................    $        0.15   $        0.15
                                                                      =============   =============

                                See Notes To Consolidated Financial Statements.

Part I. Item 1. Financial Information

                                  FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                      (In thousands, except per share data)
                                                 (Unaudited)

                                                                        For the Three Months Ended
                                                                      -----------------------------
                                                                        March 31,       March 31,
                                                                          1999            1998
                                                                      -------------   -------------
Net income........................................................    $       5,313   $       5,619

Other comprehensive income, net of tax:

     Unrealized holding gains (losses) arising during period......           (2,556)            646

     Less: reclassification adjustment for (gains) losses
           included in net income.................................             (140)            (32)
                                                                      -------------   -------------
Other comprehensive income........................................           (2,696)            614
                                                                      -------------   -------------
Comprehensive income..............................................    $       2,617   $       6,233
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

                                                      For the Three Months Ended March 31, 1999
                                  ------------------------------------------------------------------------------
                                                                                                  Common Stock
                                                                         Accumulated              Held by ESOP
                                   Common Stock                             Other                   (at cost)
                                  ---------------              Retained  Comprehensive Treasury  ---------------
                                  Shares   Amount    Surplus   Earnings     Income       Stock   Shares   Amount
                                  ------------------------------------------------------------------------------
Balance - January 1, 1999......   11,866   $59,330   $ 4,239   $94,767     $ 5,435    ($14,150)   (34)    ($600)

Net income.....................        -         -         -     5,313           -           -      -         -

Cash dividends paid
   ($0.15 per share)...........        -         -         -    (1,670)          -           -      -         -

Exercise of options, net of
   shares redeemed.............        3        17       (17)        -           -           -      -         -

Common stock issued for
   dividend reinvestment.......        7        33       172         -           -           -      -         -

Value of ESOP shares to be
   allocated in excess of cost.        -         -        29         -           -           -      -         -

Restricted shares issued.......        1         5        26         -           -           -      -         -

Net change in accumulated
   other comprehensive income..        -         -         -         -      (2,696)          -      -         -
                                 ------------------------------------------------------------------------------
Balance - March 31, 1999.......   11,877   $59,385    $4,449   $98,410      $2,739    ($14,150)   (34)    ($600)
                                 ==============================================================================

                                                      For the Three Months Ended March 31, 1998
                                  ------------------------------------------------------------------------------
                                                                                                  Common Stock
                                                                         Accumulated              Held by ESOP
                                   Common Stock                             Other                   (at cost)
                                  ---------------              Retained  Comprehensive Treasury  ---------------
                                  Shares   Amount    Surplus   Earnings     Income       Stock   Shares   Amount
                                  ------------------------------------------------------------------------------
Balance - January 1, 1998......   11,787   $58,934   $ 2,611   $84,647     $ 5,443    ($12,043)   (43)    ($750)

Net income.....................        -         -         -     5,619           -           -      -         -

Cash dividends paid
   ($0.15 per share)...........        -         -         -    (1,670)          -           -      -         -

Exercise of options, net of
   shares redeemed.............        3        17       (17)        -           -           -      -         -

Common stock issued for
   dividend reinvestment.......       25       126       594         -           -           -      -         -

Value of ESOP shares to be
   allocated in excess of cost.        -         -        23         -           -           -      -         -

Treasury stock issued..........        -         -        14         -           -          28      -         -

Net change in accumulated
   other comprehensive income..        -         -         -         -         614           -      -         -
                                 ------------------------------------------------------------------------------
Balance - March 31, 1998.......   11,815   $59,077    $3,225   $88,596      $6,057    ($12,015)   (43)    ($750)
                                 ==============================================================================

                See Notes To Consolidated Financial Statements.

Part I. Item 1. Financial Information

                                    FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)

                                                                                 For the Three Months Ended
                                                                                -----------------------------
                                                                                  March 31,       March 31,
                                                                                    1999            1998
                                                                                -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net income..................................................................     $      5,313    $      5,619
                                                                                -------------   -------------
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation..........................................................              704             629
      Amortization and accretion............................................            1,615             555
      Income from bank-owned life insurance.................................             (355)           (351)
      Provision for loan losses.............................................            1,125           1,000
      Gain on sale of securities............................................             (216)            (49)
      Gain on sale of loans.................................................             (193)         (1,419)
      Gain on sale of branch offices........................................                -          (1,071)
      Proceeds from loan sales..............................................           19,698          94,784
      Increase in interest receivable.......................................           (1,360)           (227)
      Decrease in interest payable..........................................           (4,041)           (521)
      Other - net...........................................................           (2,276)           (429)
                                                                                -------------   -------------
   Total adjustments........................................................           14,701          92,901
                                                                                -------------   -------------
Net cash provided by operating activities...................................           20,014          98,520
                                                                                -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
- -------------------------------------
Proceeds from sales of securities available for sale........................          108,856           3,869
Proceeds from maturity or paydown of securities available for sale..........           71,555          44,171
Purchase of securities available for sale...................................          (67,896)        (99,552)
Proceeds from maturity or paydown of investment securities..................                -          25,827
Purchase of investment securities...........................................                -          (9,783)
Net increase in loans.......................................................           (8,324)        (31,172)
Decrease (increase) in deposits with other banks............................           (1,007)          5,109
Purchase of premises and equipment..........................................             (207)           (901)
Proceeds from sale of premises and equipment................................               61              94
Proceeds from sale of other real estate owned...............................               93              69
Cash received in branch office purchase.....................................            4,765               -
Cash paid for branch office sales...........................................          (95,917)        (40,884)
                                                                                -------------   -------------
Net cash provided by (used in) investing activities.........................           11,979        (103,153)
                                                                                -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
- ------------------------------------
Net decrease in deposits....................................................          (12,417)         (7,602)
Net decrease in federal funds purchased and other
   short-term borrowings....................................................          (58,773)           (899)
Net increase (decrease) in repurchase agreements and secured
   lines of credit..........................................................            1,607          (9,792)
Net increase in advances from the Federal Home Loan Bank....................           40,000          21,400
Payments on long-term debt..................................................                -            (390)
Proceeds from common stock issued...........................................              205             720
Restricted stock issued.....................................................               31               -
Treasury stock issued.......................................................                -              42
Dividends paid on common stock..............................................           (1,670)         (1,670)
                                                                                -------------   -------------
Net cash (used in) provided by financing activities.........................          (31,017)          1,809
                                                                                -------------   -------------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS..........................              976          (2,824)

CASH AND DUE FROM BANKS - Beginning of year.................................           45,997          40,973
                                                                                -------------   -------------
CASH AND DUE FROM BANKS - End of period.....................................     $     46,973    $     38,149
                                                                                =============   =============

                 See Notes To Consolidated Financial Statements

Part I. Item 1. Financial Information

                                  FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                                  (In thousands)
                                                    (Unaudited)

                                                                                 For the Three Months Ended
                                                                                -----------------------------
                                                                                  March 31,       March 31,
                                                                                    1999            1998
                                                                                -------------   -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for:

      Interest..............................................................    $      22,797   $      17,277
                                                                                =============   =============
      Income taxes..........................................................    $           -   $         268
                                                                                =============   =============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:

   Deposits sold in branch dispositions.....................................    $     135,486   $      46,702
                                                                                =============   =============
   Deposits assumed in branch acquisition...................................    $       8,101   $           -
                                                                                =============   =============
   Securities purchased settling after March 31.............................    $         478   $       1,133
                                                                                =============   =============
   Securities sold settling after March 31..................................    $           -   $         263
                                                                                =============   =============
   Transfers to other real estate owned.....................................    $         125   $         452
                                                                                =============   =============
   Net change in accumulated other comprehensive income.....................    $      (2,696)  $         614
                                                                                =============   =============


              See Notes To Consolidated Financial Statements.

                 FIRST WESTERN BANCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (Unaudited)

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

The consolidated balance sheets as of March 31, 1999 and March 31, 1998, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the three month periods ended March 31, 1999 and 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q. The interim statements are unaudited and should be read in conjunction with the financial statements and notes thereto contained in First Western's 1998 Annual Report on Form 10-K.


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

In February 1999, First Western sold the recently acquired Punxsutawney, Ebensburg, Barnesboro and Kiski Valley branches to three banks that are unrelated to First Western. As part of this transaction, First Western acquired the deposits and consumer loans of a branch in Moon Township, Allegheny County, Pennsylvania from one of these banks. First Western sold these branches because they were not located near First Western's core banking markets. These branches were acquired in June 1998 from PNC Bank as part of a 16 branch purchase. The remaining twelve branches from the PNC branch purchase are located within First Western's strategic market. The four branches that were sold had approximately $135 million of deposits and $23 million of consumer loans. The Moon Township branch acquired by First Western had approximately $8 million of deposits and $2 million of consumer loans. The premium that First Western received from the sale of these branches, $15.8 million, was used to write-off the intangible assets that were created when these branches were purchased. First Western did not recognize either a gain or a loss on the sales of these branches.

5. Comprehensive Income:

First Western has chosen to disclose comprehensive income in a separate income statement, in which the components of comprehensive income are displayed net of income taxes. The following tables set forth the related tax effects allocated to each element of comprehensive income for the three months ended March 31, 1999 and 1998 (in thousands):


                                                          Three Months Ended March 31, 1999
                                                  ---------------------------------------------
                                                    Pre-tax       Tax (Expense)    Net-of-tax
                                                     Amount        or Benefit        Amount
                                                  -------------   -------------   -------------
Unrealized gains (losses) on securities:

  Unrealized holding gains (losses) arising
     during period                                 $      (3,931)  $       1,375   $      (2,556)

  Less: reclassification adjustment for
     (gains) losses realized in net income                  (216)             76            (140)
                                                   -------------   -------------   -------------
  Net unrealized gains (losses)                           (4,147)          1,451          (2,696)
                                                   -------------   -------------   -------------
Other comprehensive income                         $      (4,147)  $       1,451   $      (2,696)
                                                   =============   =============   =============

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
                                                   =============   =============   =============


Part 1. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate," "believe," "estimate," "may," "intend," "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which First Western operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which First Western has no control); other factors affecting First Western's operations, markets, products and services, including but not limited to, year 2000 compliance issues; and other risks detailed in this Form 10-Q and in First Western's other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.


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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1998:

For the three months ended March 31, 1999, First Western's net income was $5.3 million compared with $5.6 million for the three months ended March 31, 1998. First Western's net income decreased $306,000 or 5.4% from the first three months of 1998 to the first three months of 1999 primarily due to a decrease in net gains realized on loan sales along with a decrease in gains realized on the sales of branches. Excluding gains on sales of loans, branches and securities, First Western's core earnings increased approximately $1.1 million or 27.2% for the first quarter of 1999 compared with the first quarter of 1998. The improvement in First Western's core earnings was the result of increased net interest income combined with reduced non-interest expense, excluding the amortization of intangible assets expense, as a result of the Profit Improvement Initiative undertaken during the fourth quarter of 1998. First Western's basic and diluted earnings per share for the first quarter of 1999 were $0.48 and $0.47, respectively, compared with $0.50 and $0.49 for the first quarter of 1998. First Western's return on average assets and return on average equity for the first three months of 1999 were 1.03% and 14.36%, respectively, compared with 1.32% and 16.15% for the first three months of 1998, with the decrease in these ratios primarily attributable to the lower gains on loan sales and branch sales.


Net Interest Income:

First Western's net interest income was $16.7 million for the three months ended March 31, 1999, increasing $2.1 million or 14.3% from $14.6 million for the first three months of 1998. The increase in net interest income was generated by an increase in First Western's average earning assets resulting from the purchase of 16 branches from PNC Bank during the second quarter of 1998. First Western's average earning assets increased $299.4 million or 18.4% for the first quarter of 1999 compared with the first quarter of 1998.


First Western's net interest margin or net interest income expressed as a percentage of average earning assets was 3.64% for the first three months of 1999 compared with 3.80% for the first three months of 1998. The decrease in First Western's net interest margin was due to a decrease in net funds provided by noninterest-bearing sources. The increase in intangible assets resulting from the premium paid for the branches acquired during 1998 contributed to a net decrease in First Western's funding from noninterest-bearing sources. These "free funds" decreased from 12.4% of First Western's average earning assets for the first quarter of 1998 to 9.8% for the first quarter of 1999. First Western's net interest margin also decreased due in part to an interest recovery on a nonaccrual loan that paid- off during the first quarter of 1998. This interest recovery accounted for approximately five basis points of the decrease in First Western's net interest margin compared with the prior year. First Western's yield on earning assets decreased 38 basis points primarily due to the continued downward repricing of loans throughout 1998. First Western's cost of funds decreased 39 basis points for the first three months of 1999 compared with the prior year due to decreases in the rates paid for time deposits and borrowed funds.


Provision for Possible Loan Losses:

First Western's provision for possible loan losses was $1.1 million for the first three months of 1999, increasing $125,000 from $1.0 million for the first three months of 1998. The increase in the provision for possible loan losses for the first quarter of 1999 compared with the first quarter of 1998 reflects the increase in net charge-offs along with an increase in specific reserves as determined by First Western's loan review program. First Western's net charge-offs for the first three months of 1999 were $1.1 million or 0.40% of average loans, compared with $944,000 or 0.36% of average loans for the first three months of 1998. Substantially all of First Western's charge-offs for the first three months of 1999 and 1998 were consumer loans, primarily indirect automobile loans. First Western's net charge-offs (recoveries) by loan type are as follows (in thousands):


                                                                  Three months ended March 31,
                                                                -------------------------------
                                                                   1999                 1998
                                                                ----------           ----------
    Commercial, financial and agricultural loans...........     $       15           $       (5)
    Real estate construction loans.........................              -                    -
    Real estate mortgage loans.............................             16                  (64)
    Installment loans......................................          1,079                1,013
                                                                ----------           ----------
       Total net charge-offs...............................     $    1,110           $      944
                                                                ==========           ==========
    Net charge-offs as a percentage of
       average loans.......................................           0.40%                0.36%
                                                                ==========           ==========


Other Income and Other Expenses:

Other income decreased $1.4 million or 25.7% from $5.6 million for the first three months of 1998 to $4.2 million for the first three months of 1999 primarily due to a $1.2 million decrease in net gains on loan sales along with a $1.1 million gain realized on the sale of the three Lake County, Ohio branches during the first quarter of 1998. Partially offsetting these decreases in other income was a $542,000 increase in service charges on deposit accounts and a $167,000 increase in securities gains. Excluding the gains on sales of loans, branches and securities, First Western's other income from operations increased $682,000 or 22.1% for the first quarter of 1999 compared with the prior year.

First Western's service charges on deposit accounts increased $542,000 or 53.3% for the first quarter of 1999 compared with the prior year. The branches that were acquired in June 1998 contributed approximately one-half of the increase with the remaining increase due to First Western increasing its service charges beginning in March 1998.

During the first three months of 1999, First Western realized net gains on loan sales of $193,000 compared with a gain of $1.4 million for the first three months of 1998. The gains on loan sales realized by First Western during the first quarter of 1998 were primarily the result of First Western selling $92.3 million of residential mortgage loans. The gains on loan sales realized by First Western during the first quarter of 1999 resulted from the sale of ongoing residential mortgage loan production and did not include any large sales from First Western's loan portfolio.

Other operating income decreased $938,000 from $2.3 million for the first three months of 1998 to $1.4 million for the first three months of 1999 primarily due to a $1.1 million gain realized on the sale of First Western's Lake County branches during the first quarter of 1998. First Western's Lake County branches had deposits of $47 million when they were sold and First Western received a total
                                     15
premium of approximately $5.3 million on this sale with $4.2 million of this premium used to eliminate the remaining intangible assets related to those branches. First Western sold four branches during the first quarter of 1999 with no gains or losses recognized on these sales.

Total other expenses for the first three months of 1999 were $12.3 million, increasing $913,000 or 8.0%, from $11.4 million due to an increase in the amortization of intangible assets expense. Excluding the amortization of intangible assets expense, First Western's other expenses decreased $90,000 due to the impact of First Western's fourth quarter 1998 Profit Improvement Initiative which reduced operating expenses, primarily through the elimination of approximately 70 positions.

First Western's salaries and employee benefits expense decreased slightly from $5.5 million for the first quarter of 1998 to $5.4 million for the first quarter of 1999 due to the reduction of First Western's workforce as a result of the Profit Improvement Initiative with this decrease partially offset by normal salary and wage increases along with the additional staffing related to the branches acquired in June 1998.

First Western's occupancy and equipment expense increased a combined $198,000 or 13.3% primarily due to the acquisition of the 16 branches in June 1998.

For the three month period ended March 31, 1999, First Western's marketing expense decreased $452,000 compared with the prior year due to First Western undertaking a $1.5 million corporate image campaign in late 1997 and early 1998.

First Western's amortization of intangible assets expense increased $1.0 million from $196,000 for the first quarter of 1998 to $1.2 million for the first quarter of 1999 due to the premium paid for the branches that were acquired from PNC Bank. First Western recorded an intangible asset of $59 million in June 1998 related to these branches with this intangible asset being amortized over a 12 year period on a straight-line basis. In February 1999, First Western sold four of these branches and the premium that First Western received from the sale of these branches, $15.8 million, was used to write-off the intangible assets that were created when these four branches were purchased.

Income Taxes:

First Western's income tax expense was $2.1 million for the first three months of 1999 compared with $2.2 million for the first three months of 1998. The decrease in First Western's income tax expense was due to a decrease in pre-tax earnings. First Western's effective tax rate for the three months ended March 31, 1999 was 28.6% compared with 28.3% for the first three months of 1998.

FINANCIAL CONDITION AS OF MARCH 31, 1999 AS COMPARED WITH DECEMBER 31, 1998 AND MARCH 31, 1998.

As of March 31, 1999, First Western's total assets were $2.013 billion compared with $2.227 billion at December 31, 1998 and $1.705 billion at March 31, 1998. During the first three months of 1999, First Western's total assets decreased $214.6 million primarily due to the sales of four branches along with the related deposits and loans. Total average assets for the first three months of 1999 were $2.098 billion compared with $1.722 billion for the first three months of 1998, an increase of 21.8% with this increase primarily due to the June 1998 branch acquisitions.

Loan Portfolio:

Net loans, including loans held for sale, decreased $33.4 million or 2.9% during the first three months of 1999 with this decrease in loans primarily due to the sale of approximately $23 million of residential mortgage loans and consumer loans in connection with the first quarter 1999 branch sales. The following table shows the composition of First Western's loan portfolio, including loans held for sale, at March 31, 1999, December 31, 1998 and March 31, 1998:


                             March 31, 1999          December 31, 1998        March 31, 1998
                         ----------------------    ---------------------    ---------------------
                            Amount     Percent       Amount     Percent       Amount     Percent
                         ------------  --------    -----------  --------    -----------  --------
                             (Dollars in Thousands)
Commercial, financial
   and agricultural:

Automobile floorplan
   loans..............   $     39,008      3.5%    $    41,995      3.7%    $    30,827      3.0%
Loans to
   municipalities.....          6,945      0.6           3,643      0.3           6,202      0.6
Other commercial
   loans..............        154,712     13.9         141,492     12.3         106,560     10.4
                         ------------  --------    -----------  --------    -----------  --------
      Subtotal........        200,665     18.0         187,130     16.3         143,589     14.0
                         ------------  --------    -----------  --------    -----------  --------
Real estate-
   construction.......         10,506      0.9          11,239      1.0          13,121      1.3
                         ------------  --------    -----------  --------    -----------  --------
Real estate-mortgage:

1-4 Family
   residential........        360,945     32.4         383,429     33.4         321,574     31.4
Multi-family
   residential........         25,616      2.3          25,902      2.3          29,322      2.9
Home equity...........         68,590      6.2          72,008      6.3          58,200      5.7
Commercial and other..        179,583     16.1         183,987     16.0         172,015     16.8
                         ------------  --------    -----------  --------    -----------  --------
    Subtotal..........        634,734     57.0         665,326     58.0         581,111     56.8
                         ------------  --------    -----------  --------    -----------  --------
Installment and
   other..............        267,425     24.1         282,986     24.7         284,757     27.9
                         ------------  --------    -----------  --------    -----------  --------
    Total.............   $  1,113,330    100.0%    $ 1,146,681    100.0%    $ 1,022,578    100.0%
                         ============  ========    ===========  ========    ===========  ========


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

First Western's delinquent loans, nonaccrual loans and nonperforming assets consisted of the following at March 31, 1999, December 31, 1998 and March 31, 1998:

                                                      March 31,     December 31,     March 31,
                                                        1999            1998           1998
                                                   -------------   ------------   -------------
                                                               (Dollars in Thousands)
Loans delinquent and still accruing interest:
      Loans past due 30 to 89 days ..............  $       4,475   $      6,419   $       5,777
      Loans past due 90 days or more ............          2,710          2,879           2,150
                                                   -------------   ------------   -------------
        Total loan delinquencies ................  $       7,185   $      9,298   $       7,927
                                                   =============   ============   =============

Nonaccrual loans ................................  $       2,339   $      1,928   $       2,913
Other real estate owned .........................            642            617             777
                                                   -------------   ------------   -------------
        Total nonperforming assets ..............  $       2,981   $      2,545   $       3,690
                                                   =============   ============   =============

        Total nonperforming assets and loans
           past due 90 days or more .............  $       5,691   $      5,424   $       5,840
                                                   =============   ============   =============

Nonaccrual loans to total loans .................           0.21 %         0.17 %          0.28 %

Nonperforming assets to total loans
   and other real estate owned ..................           0.27 %         0.22 %          0.36 %

Nonperforming assets to total assets ............           0.15 %         0.11 %          0.22 %

Nonperforming assets and loans past due
   90 days or more to total assets ..............           0.28 %         0.24 %          0.34 %

Nonaccrual loans and loans past due
   90 days or more to total loans ...............           0.45 %         0.42 %          0.50 %

Allowance for possible loan losses
   to nonaccrual loans ..........................         782.80 %       949.01 %        622.39 %

Allowance for possible loan losses
   to loans past due 90 days or more
   and nonaccrual loans .........................         362.65 %       380.61 %        358.10 %

Allowance for possible loan losses to
   total loans ..................................           1.64 %         1.60 %          1.77 %


First Western's total delinquencies decreased $2.1 million, or 22.7%, from $9.3 million at December 31, 1998 to $7.2 million at March 31, 1998. First Western's coverage ratio of the allowance for loan losses to nonaccrual loans decreased from
                                      19

949% at December 31, 1998 to 783% at March 31, 1999, due to an increase in nonaccrual loans during the first quarter of 1999.

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

First Western maintains a loan review program to evaluate the credit risk in its commercial loan portfolio for substantially all commercial loans and commercial real estate loans greater than $200,000. Through the loan review process, First Western maintains a classified account list which, along with the nonperforming and delinquency lists of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as "substandard" are those loans with clear and defined weaknesses, such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize collection of the debt. Loans classified as "doubtful" are those loans which have characteristics similar to the sub-standard accounts but with an increased risk that a loss may occur, or at least a portion of the loan may require a charge-off if liquidated at present. First Western reviews these loans in assessing the adequacy of the allowance for loan losses. Substandard loans include some loans that are delinquent or on nonaccrual status. All doubtful loans are on nonaccrual status. As of March 31, 1999, substandard and doubtful loans, including unfunded commitments, totaled $4.6 million.

In addition to its classified account list and delinquency list of loans, First Western maintains a separate list of "Other Loans Especially Mentioned" ("OLEM"), which further aids First Western in monitoring its loan portfolio. These OLEM loans do not have all the characteristics of a classified loan (substandard or doubtful), but do show potentially weak elements as compared with those of a satisfactory credit. First Western reviews these loans in assessing the adequacy of the allowance for loan losses. Substantially all of the loans on the OLEM list as of March 31, 1999 are current and paying in accordance with loan terms. As of March 31, 1999, OLEM list loans, including unfunded commitments, totaled $15.7 million.

First Western maintains an allowance for possible loan losses to absorb losses inherent in the loan portfolio. The allowance is based on a quarterly assessment of the probable estimated losses inherent in the loan portfolio. First Western's methodology for assessing the appropriateness of the allowance for loan losses consists of several key elements which include:

* specific allowances for identified problem loans and portfolio segments, * formula allowances, and * an unallocated reserve

First Western establishes specific reserves for potential problem loans as determined by its loan review program described above. The specific reserves on these loans are determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118,"Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" taking into account the credit's current operating status, pledged collateral and plans of action for resolving any deficiencies. The specific reserves are usually only considered for First Western's commercial loan portfolio.

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

First Western maintains an unallocated reserve which takes the following factors into consideration:

* Concentrations of credit * Delinquency and nonaccrual trends * Local and national economic conditions * Changes in lending and collection practices * Trends in volume and terms of loans
* Other external factors that could affect the ability of First Western's customers to repay their obligations

Executive management reviews these conditions quarterly with our senior credit officers. If any of these conditions is evidenced by a specifically identified problem credit or portfolio segment as of the evaluation date, management's estimate of this condition may be reflected as a specific allowance applicable to this credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's evaluation of the probable loss concerning this condition is reflected in the unallocated allowance.

The composition of First Western's allowance for loan losses was as follows at March 31, 1999 and December 31, 1998 (in thousands):

                                March 31,         December 31,          March 31,
                                  1999                1998                1998
                              ------------        ------------        ------------
Specific reserves..........   $      1,669        $      1,343        $      1,720
Formula reserves...........          6,623               7,355               6,647
Unallocated reserves.......         10,020               9,599               9,766
                              ------------        ------------        ------------
Total......................   $     18,312        $     18,297        $     18,133
                              ============        ============        ============



First Western's specific reserves increased $326,000 from December 31, 1998 to March 31, 1999 primarily due to an increase in the loans that are classified as OLEM. The formula reserve portion of First Western's allowance for loan losses decreased $732,000 primarily due to a decrease in First Western's delinquent loans and a decrease in First Western's consumer installment loans outstanding. The unallocated reserve portion of First Western's allowance for loan losses increased $421,000 or 4.4% during the first quarter of 1999 due to First Western increasing its reserve for market pressures on credit underwriting standards.

At March 31, 1999, First Western's average annual net charge-offs for the past five years were $3.6 million, compared with $3.5 million at December 31, 1998. These net charge-offs represented 5.0 years of losses based on the level of the allowance for loan losses at March 31, 1999 and 5.2 years based on the level of the allowance for loan losses at December 31, 1998. Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that First Western will realize in the future.

First Western believes that the allowance for loan losses of $18.3 million at March 31, 1999 is adequate to cover losses inherent in the portfolio as of such date. However, there can be no assurance that First Western will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at March 31, 1999.


Investment Securities, Mortgage-Backed Securities, and Securities Available for Sale:

Securities available for sale decreased $116.6 million during the first three months of 1999 with this decrease the result of First Western liquidating securities available for sale with the proceeds used to fund the first quarter 1999 branch sales. Securities available for sale and investment securities increased a combined $159.1 million from $593.0 million at March 31, 1998 to $752.1 million at March 31, 1999 with this increase due to the purchase of securities using the funds provided by the June 1998 branch purchases. At March 31, 1999, First Western had net unrealized appreciation on securities available for sale of $4.2 million or 0.6% compared with unrealized appreciation of $8.4 million or 1.0% and unrealized appreciation of $9.3 million or 2.5% at December 31, 1998 and March 31, 1998, respectively.
                                     22

Deposits:

Total deposits decreased $139.8 million or 9.4% from $1.489 billion at December 31, 1998 to $1.349 billion at March 31, 1999. Deposits decreased during the first three months of 1999 primarily due to the sale of branches. First Western's deposits increased $210.9 million from March 31, 1998 to March 31, 1999 with most of this increase attributable to the purchase of 16 branches in June 1998.


Borrowed Funds:

First Western's borrowed funds decreased $17.2 million during the first three months of 1999 from $462.1 million at December 31, 1998 to $444.9 million at March 31, 1999. Total borrowed funds increased $74.7 million from March 31, 1998 to March 31, 1999 as these borrowings were increased primarily as a result of an investment strategy implemented by First Western during the second quarter of 1998.


Shareholders' Equity:

Shareholders' equity increased $1.2 million during the first three months of 1999 primarily due to the retention of earnings with this increase partially offset by a $2.7 million decrease in the market value of securities available for sale, net of income tax effects. First Western's capital ratios improved from December 31, 1998 to March 31, 1999 as a result of the retention of earnings along with a $16.1 million reduction in intangible assets resulting primarily from the sale of the four branches in February 1999.

The following table presents First Western's capital ratios at March 31, 1999 and December 31, 1998:

                                                           March 31,                December 31,
                                                             1999                       1998
                                                         -------------              ------------
                                                                  (Dollars in Thousands)
Tier I:
  Common shareholders' equity .....................      $     150,233              $    149,021
  Non-exempt intangible assets ....................            (44,316)                  (60,389)
  Trust preferred capital securities...............             23,887                    23,877
  Unrealized appreciation in securities
    available for sale ............................             (2,739)                   (5,435)
                                                         -------------              ------------
      Total Tier I ................................            127,065                   107,074
                                                         -------------              ------------
Tier II:...........................................             16,208                    17,349
                                                         -------------              ------------
Total capital .....................................      $     143,273              $    124,423
                                                         =============              ============
Risk weighted assets ..............................      $   1,186,216              $  1,271,390
                                                         =============              ============

Tier I capital ratio ..............................              10.71%                     8.42%
                                                         =============              ============

Required Tier I capital ratio .....................               4.00%                     4.00%
                                                         =============              ============

Total capital ratio ...............................              12.08%                     9.79%
                                                         =============              ============

Required total capital ratio ......................               8.00%                     8.00%
                                                         =============              ============

Tier I leverage ratio ..............................              6.19%                     5.00%
                                                         =============              ============

Required Tier I leverage ratio * ...................              3.00%                     3.00%
                                                         =============              ============

* For all but the most highly rated, low risk profile organizations, the  minimum Tier I leverage ratio is to be 3% plus a cushion of 100 to 200 basis points.


Liquidity and Cash Flows:

Liquidity is the ability to provide the cash necessary to meet customer credit needs, satisfy depositor withdrawal requirements and to pay-off short-term borrowings. One source of liquidity is cash and due from banks and short-term assets such as interest-bearing deposits in other banks and federal funds sold, which totaled $50.9 million at March 31, 1999 as compared with $47.8 million at December 31, 1998 and $39.9 million at March 31, 1998. Another source of liquidity is borrowing capability. First Western's banking subsidiaries have a variety of sources of short-term liquidity available to them, including federal funds purchased from correspondent banks, sales of securities available for sale, sales of securities under agreements to repurchase, the Federal Reserve discount window, interbank deposits, FHLB advances and loan participations or sales. First Western also generates liquidity from the regular principal payments and prepayments made on its portfolio of loans and mortgage-backed securities. First Western's banking subsidiaries had $48.0 million of unused overnight credit lines available at March 31, 1999.

First Western's operating activities provided cash flows of $20.0 million during the first three months of 1999 compared with $98.5 million during the first three months of 1998. Loan sales provided $19.7 million and $94.8 million of the cash flows from operating activities for the three months ended March 31, 1999 and 1998, respectively.

Investing activities provided cash flows of $12.0 million during the first three months of 1999 compared with using cash flows of $103.2 million for the first three months of 1998. During the first quarter of 1999, net securities activities provided $112.5 million of cash flows with most of these cash flows used to fund the branch sales which used cash flows of $95.9 million. During the first quarter of 1998, net securities activities used cash flows of $35.5 million and branch sales used cash flows of $40.9 million.

Financing activities used cash flows of $31.0 million during the first three months of 1999 primarily due to a decrease in borrowings using net cash flows of $17.2 million and a net decrease in deposits, exclusive of the deposits that were sold, using cash flows of $12.4 million. During the first quarter of 1998, financing activities provided $1.8 million of cash flows with increases in borrowings providing cash flows of $10.3 million and a net decrease in deposits using $7.6 million of cash flows.


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

First Western has prepared a remediation contingency plan to be followed if any of its mission critical systems cannot be updated to achieve year 2000 compliance. As of March 31, 1999, progress in correcting the mission critical systems was sufficient that none of the actions in the contingency plan have been triggered. First Western is in the process of preparing a year 2000 business recovery plan to address potential failures of automated information systems; intermittent and isolated failures in public infrastructure (electric, telephone, water, gas, etc.) and liquidity concerns due to public demand for cash.

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

As of March 31, 1999, First Western has incurred cumulative year 2000 compliance costs of approximately $487,000, of which $16,000 was for outside consultants to test First Western's mission critical systems and the remaining $471,000 represented the salaries and benefit costs of First Western's employees working on year 2000 issues. For the past 15 months, approximately one-half of First Western's computer programming and systems personnel have been working on year 2000 testing and remediation. First Western estimates that the remaining year 2000 testing will result in additional expenditures of approximately $287,000 over the next nine months with this amount consisting primarily of the salaries and benefits of First Western's employees. Since the amount expended by First Western for year 2000 compliance consisted primarily of the salaries and benefits of existing First Western employees, First Western has not experienced a significant increase in other operating expenses as a result of year 2000 remediation efforts. Most of the corrections to First Western's year 2000 problems were incorporated into regularly scheduled software and hardware upgrades, therefore there were not significant expenditures above First Western's regular software and hardware costs. First Western did not postpone any specific projects as a result of dedicating certain employees to year 2000 concerns. However, it is impossible to measure what these employees could have accomplished if they had not been dedicated to year 2000 concerns.

Part I. Item 3. Quantitative and Qualitative Disclosures about Market Risk

Since December 31, 1998, there have been no significant changes in First Western's exposure to interest rate risk. The interest rate environment has remained relatively flat since year-end 1998 and there have been no significant changes in market risk. A complete discussion of market risk is included in First Western's 1998 report on Form 10-K.


Part II. Other Information

Item 1-5. Not Applicable.

Item 6. Exhibits and Reports on Form 8-K:

     a. Exhibits:

        2.1 Agreement and Plan of Merger dated as of December 14, 1998 as amended and restated as of April 19, 1999 by and among Sky Financial Group, Inc., First Western Bancorp, Inc. and First Western Acquisition Corporation

        15.1 Letter re: Unaudited Interim Financial Information

        27.1 Financial Data Schedule

     b. Reports on Form 8-K: None.

     c. Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           FIRST WESTERN BANCORP, INC.
                                  (Registrant)


May 13, 1999                                 /s/ Kenneth J. Romig
                                             -----------------------
                                             Kenneth J. Romig
                                             Chief Financial Officer,
                                             (Principal Financial Officer)

                           FIRST WESTERN BANCORP, INC.

                             EXHIBITS TO FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                EXHIBIT INDEX


Exhibit                                                Method of
Number                   Description                   Filing
-------     --------------------------------------     ---------
2.1         Agreement and Plan of Merger dated as      Filed
            of December 14, 1998 as amended and        Herewith
            restated as of April 19, 1999 by and
            among Sky Financial Group, Inc.,
            First Western Bancorp, Inc. and First
            Western Acquisition Corporation

15.1        Letter re: Unaudited Interim Financial     Filed
            Information                                herewith

27.1        Financial Data Schedule                    Filed
                                                       herewith
